Form 10-Q
period 1996-03-31
DISH LTD
filed 1996-05-15
CIK 920425

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                      --------------------------

                             FORM 10-Q

    (MARK ONE)
    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER 33-76450

                          DISH, LTD.
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEVADA                              88-0312499
    (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

     90 INVERNESS CIRCLE EAST
         ENGLEWOOD, COLORADO                         80112
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

                           (303) 799-8222
       (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                          NOT APPLICABLE
       (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                   IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X   NO

      ON MAY 13, 1996, REGISTRANT'S OUTSTANDING VOTING STOCK CONSISTED OF 1,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE.

      THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
(H)(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                  DISH, LTD. AND SUBSIDIARIES

                                            FORM 10-Q

                          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                        TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                        PAGE
                                                                         ----
            Item 1.    Consolidated Financial Statements:

                       Balance Sheets as of December 31, 1995
                            and March 31, 1996 (Unaudited) . . . . . . .     1

                       Statements of Income for the three months
                            ended March 31, 1995 and 1996 (Unaudited)  .     2

                       Statements of Cash Flows for the three months
                            ended March 31, 1995 and 1996 (Unaudited)  .     3

                       Condensed Notes to Financial Statements (Unaudited)   5

            Item 2.    Management's Discussion and Analysis
                           of Financial Condition and Results of Operations 13


PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings . . . . . . . . . . . . . . .      19

            Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     20

                                   DISH, LTD. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS)

                                              ASSETS

                                                                                    DECEMBER 31,    MARCH 31,
                                                                                       1995           1996
                                                                                    -----------     ---------
                                                                                                  (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 13,949       $  2,155
    Marketable investment securities . . . . . . . . . . . . . . . . . . . . . . .         210            212
    Trade accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . .      10,435         13,131
    Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      38,769         27,298
    Income tax receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,870          4,504
    Deferred tax assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,834          4,415
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,791         12,429
                                                                                      --------       --------
                Total current assets   . . . . . . . . . . . . . . . . . . . . . .      81,858         64,144
RESTRICTED CASH AND MARKETABLE SECURITIES:
    1994 Notes escrow  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      73,291         63,617
    Other          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26,400         41,900
PROPERTY AND EQUIPMENT, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .     333,199        333,231
OTHER NONCURRENT ASSETS      . . . . . . . . . . . . . . . . . . . . . . . . . . .      44,547         45,142
                                                                                      --------       --------
                Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .    $559,295       $548,034
                                                                                      --------       --------
                                                                                      --------       --------

                                                  LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 19,063       $ 12,280
    Deferred programming revenue . . . . . . . . . . . . . . . . . . . . . . . . .       5,563          7,416
    Accrued expenses and other current liabilities . . . . . . . . . . . . . . . .      21,335          6,688
    Notes payable and current portion of long-term debt  . . . . . . . . . . . . .       4,782          4,783
                                                                                      --------       --------
               Total current liabilities  . . . . . . . . . . . . . . . . . . . . .     50,743         31,167
LONG-TERM DEFERRED PROGRAMMING REVENUE  . . . . . . . . . . . . . . . . . . . . . .       --            3,790
1994 NOTES, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    382,218        395,333
LONG-TERM MORTGAGE DEBT AND NOTE PAYABLE, excluding current portion   . . . . . . .     33,444         32,421
                                                                                      --------       --------
               Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .    466,405        462,711
                                                                                      --------       --------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDER'S EQUITY (Note 1):
    Preferred Stock, 20,000,000 and no shares authorized, 1,616,681 and no shares of Series A Cumulative Preferred Stock issued and
      outstanding, including accrued dividends of $1,555,000 and $0, respectively  .    16,607             --
    Class A Common Stock, $.01 par value, 200,000,000 and no shares
      authorized, 6,470,599 and no  shares issued and outstanding, respectively  . .        65             --
    Class B Common Stock, $.01 par value, 100,000,000 and no shares
      authorized, 29,804,401 and no shares issued and outstanding, respectively  . .       298             --
    Common Stock, $.01 par value, none and 1,000 shares authorized,
       issued and outstanding, respectively  . . . . . . . . . . . . . . . . . . . .        --             --
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .    89,495        106,465
    Unrealized holding gains on available-for-sale securities, net of deferred taxes       251            (26)
    Retained earnings (deficit)  . . . . . . . . . . . . . . . . . . . . . . . . . .   (13,826)       (21,116)
                                                                                      --------       --------
        Total stockholder's equity   . . . . . . . . . . . . . . . . . . . . . . . .    92,890         85,323
                                                                                      --------       --------
        Total liabilities and stockholder's equity . . . . . . . . . . . . . . . . .  $559,295       $548,034
                                                                                      --------       --------
                                                                                      --------       --------

                        The accompanying notes to consolidated financial
                    statements are an integral part of these balance sheets.


                             DISH, LTD. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ------------------
                                                               1995         1996
                                                               ----        -----
REVENUE:
  DTH products and technical services   . . . . . . . .    $  36,277    $ 36,741
  Programming   . . . . . . . . . . . . . . . . . . . .        3,871       3,913
  Loan origination and participation income   . . . . .          265         372
                                                               ----        -----
         Total revenue  . . . . . . . . . . . . . . . .       40,413      41,026
                                                               ----        -----

EXPENSES:
  DTH products and technical services   . . . . . . . .       29,445      32,750
  Programming   . . . . . . . . . . . . . . . . . . . .        3,432       3,283
  Selling, general and administrative   . . . . . . . .        7,871      10,571
  Depreciation  . . . . . . . . . . . . . . . . . . . .          363       3,330
                                                               ----        -----
         Total expenses   . . . . . . . . . . . . . . .       41,111      49,934
                                                               ----        -----

OPERATING LOSS  . . . . . . . . . . . . . . . . . . . .         (698)     (8,908)

OTHER INCOME (EXPENSE):
  Interest income   . . . . . . . . . . . . . . . . . .        3,638       1,708
  Interest expense, net of amounts capitalized  . . . .       (6,563)     (4,941)
  Other, net  . . . . . . . . . . . . . . . . . . . . .           28          (1)
                                                               ----        -----
         Total other income (expense)   . . . . . . . .       (2,897)     (3,234)
                                                               ----        -----
NET LOSS BEFORE INCOME TAXES  . . . . . . . . . . . . .       (3,595)    (12,142)
BENEFIT FOR INCOME TAXES  . . . . . . . . . . . . . . .        1,355       4,852
                                                               ----        -----
NET LOSS    . . . . . . . . . . . . . . . . . . . . . .   $   (2,240) $   (7,290)
                                                               ----        -----
                                                               ----        -----


                  The accompanying notes to consolidated financial
                 statements are an integral part of these statements.

                                DISH, LTD. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                      (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      ------------------
                                                                      1995          1996
                                                                       ----        -----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (2,240)   $ (7,290)
 Adjustments to reconcile net loss to net cash flows from
  operating activities --
   Depreciation  . . . . . . . . . . . . . . . . . . . . . . . .         363       3,330
   Provision for doubtful accounts   . . . . . . . . . . . . . .         111         610
   Benefit for deferred taxes   . . . . . . . . . . . . . . . .       (2,493)     (2,800)
   Amortization of deferred debt issuance costs on 1994 Notes            315         315
   Amortization of discount on 1994 Notes,
      net of amounts capitalized   . . . . . . . . . . . . . . .       6,131       4,189
   Equity in earnings of  joint venture  . . . . . . . . . . . .         (15)       --
   Change in reserve for excess and obsolete inventory   . . . .         233         227
   Long-term deferred programming revenue  . . . . . . . . . . .         --        3,790
   Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .          26        (170)
   Changes in working capital items --
     Trade accounts receivable   . . . . . . . . . . . . . . . . .      (728)     (2,081)
     Inventories   . . . . . . . . . . . . . . . . . . . . . . . .    (4,238)     11,244
     Income tax receivable  . . . . . . . . . . . . . . . . . .          --         (634)
     Other current assets . . . . . . . . . . . . . . . . . . .         (730)        362
     Liability under cash management program  . . . . . . . . .          (57)         --
     Trade accounts payable . . . . . . . . . . . . . . . . . .       (1,061)     (6,783)
     Deferred programming revenue . . . . . . . . . . . . . . .         (657)      1,853
     Accrued expenses . . . . . . . . . . . . . . . . . . . . .        1,221         109
     Other current liabilities  . . . . . . . . . . . . . . . .           38         244
                                                                      -------      -------
        Net cash flows from operating activities . . . . . . . .       (3,781)      6,515
                                                                      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable investment securities   . . . . . . . . .   (15,211)         (2)
  Sales of marketable investment securities   . . . . . . . . . . .    27,777          --
  Purchases of restricted marketable investment securities  . . . .      --        (15,500)
  Purchases of property and equipment   . . . . . . . . . . . . . .      (538)      (2,715)
  Investment earnings placed in escrow  . . . . . . . . . . . . . .    (2,714)      (1,057)
  Funds released from escrow account  . . . . . . . . . . . . . . .    16,257       10,285
  Expenditures for satellite systems under construction   . . . . .   (19,621)      (7,928)
  Expenditures for FCC authorizations   . . . . . . . . . . . . . .      --           (370)
                                                                      -------      -------
             Net cash flows from investing activities   . . . . . .     5,950      (17,287)
                                                                      -------      -------

                         The accompanying notes to consolidated financial
                      statements are an integral part of these statements.

                                   DISH, LTD. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)
                                           (UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                    ------------------
                                                                                   1995             1996
                                                                                 ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of mortgage indebtedness and note payable  . . . . . . .            $       (57)  $  (1,022)
                                                                                 ------------  ----------
              Net cash flows from financing activities  . . . . . . .                    (57)     (1,022)
                                                                                 ------------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . .                   2,112    (11,794)
CASH AND CASH EQUIVALENTS, beginning of period  . . . . . . . . . . .                  17,506     13,949
                                                                                 ------------  ----------
CASH AND CASH EQUIVALENTS, end of period  . . . . . . . . . . . . . .             $    19,618   $  2,155
                                                                                 ------------  ----------
                                                                                 ------------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized  . . . . . . . .            $       106   $     354
  Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . .                     39          --
  Cumulative Series A Preferred Stock dividends   . . . . . . . . . .                    301          --
  Satellite launch payment for EchoStar II applied to EchoStar I launch                   --      15,000


                         The accompanying notes to consolidated financial
                      statements are an integral part of these statements.

                             DISH, LTD. AND SUBSIDIARIES

               CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1995 AND MARCH 31, 1996

(1) ORGANIZATION AND PRESENTATION OF FINANCIAL STATEMENTS

      Dish, Ltd. ("Dish") successfully launched its first direct broadcast satellite ("DBS"), EchoStar I, in December 1995 and, on March 4, 1996, began broadcasting its DBS programming (the "Dish Network-SM-") to the entire continental United States. The Dish Network-SM- currently includes over 100 channels of high quality digital video and audio programming and will expand to approximately 200 digital video and audio channels following the successful launch of a second DBS satellite, DirectSat I ("EchoStar II"), currently scheduled in the fall of 1996.

      In addition to its DBS business, Dish is engaged in the design, manufacture, distribution and installation of satellite direct to home ("DTH") products, domestic distribution of DTH programming and consumer financing of Dish's domestic DTH products and services. In the first quarter of 1996, Dish's ultimate parent corporation, EchoStar Communications Corporation ("EchoStar") formed a wholly owned subsidiary, Dish Network Credit Corporation ("DNCC"), for the purpose of providing consumer financing for EchoStar's domestic DTH products and services. At that time, Dish's subsidiary that previously provided these services ceased
new loan origination activities.   In future periods, Dish's  revenue from
loan origination  and participation income will decline.

      In January 1996, Dish's Articles of Incorporation were amended whereby EchoStar exchanged all previously outstanding capital stock of Dish for 1,000 shares of Dish's new $.01 par value Common Stock. The accompanying March 31, 1996 balance sheet reflects this exchange.

      In  January  1996,  EchoStar   formed  a  wholly  owned  subsidiary,
EchoStar Satellite Broadcasting Corporation ("ESB"), for the purpose of completing a private offering (the "1996 Notes Offering"), pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), of 13 1/8% Senior Secured Discount Notes due 2004 (the "1996
Notes"), resulting  in net  proceeds  of  approximately $337.0  million.
The  1996  Notes Offering  was consummated  in  March 1996.   Proceeds  from
the 1996 Notes Offering will be used for: (i) continued development, marketing and distribution of the Dish Network-SM-; (ii) EchoStar's
purchase of DBS frequencies at 148DEG.   WL; (iii) construction, launch and
insurance of EchoStar III  and EchoStar IV;  (iv) additional launch  costs of
EchoStar  II; and (v)  other general corporate purposes.   The additional
frequencies were acquired by EchoStar at a public auction held by the Federal Communications Commission ("FCC") in January 1996 (the "FCC
Auction").   In  connection  with the  1996  Notes Offering,  EchoStar
contributed all  of  the outstanding  capital  stock of  Dish to  ESB.   This
 transaction has been accounted for as a reorganization of entities under common control whereby Dish has been treated as the predecessor to ESB. ESB is subject to all, and EchoStar is subject to certain of, the terms and conditions of the Indenture related to the 1996 Notes (the "1996 Notes Indenture"). On April 24, 1996, ESB filed a Registration Statement on Form S-1 under the Securities Act to exchange the 1996 Notes for publicly registered notes.

      In June 1995, EchoStar completed an offering of its Class A Common Stock, resulting in net proceeds of approximately $63.0 million (the "Equity Offering"). In June 1994, Dish completed an offering of 12 7/8% Senior Secured Discount Notes due 2004 (the "1994 Notes") and Warrants (collectively, the "1994 Notes Offering"), resulting in net proceeds of
approximately $323.3 million.   Dish and  most of its  subsidiaries are
subject to the terms and conditions of the Indenture related to the 1994 Notes (the "1994 Notes Indenture").

      EchoStar presently  owns  approximately 40%  of  the outstanding common stock of Direct Broadcasting Satellite Corporation ("DBSC"). DBSC's principal assets include an FCC conditional satellite construction permit and specific orbital slot assignments for  eleven DBS frequencies at 61.5DEG.
WL and eleven DBS frequencies at 175DEG. WL (the "DBS Rights"). EchoStar intends to merge DBSC with Direct Broadcasting Satellite Corporation ("New DBSC"), a wholly owned subsidiary of EchoStar (the "DBSC
Merger").   The  DBSC  Merger has  been  approved  by DBSC shareholders but will not be consummated until the FCC has approved the DBSC Merger. Athough no assurances can be given, EchoStar expects the FCC to issue an order with respect to the DBSC Merger in the near future. Assuming FCC approval of the DBSC Merger, EchoStar will hold, through New DBSC, DBSC's DBS Rights. On April 16, 1996, EchoStar filed a Registration Statement on Form S-4 under the Securities Act covering 658,000 shares of EchoStar Class A Common Stock that are intended to be issued in connection with the DBSC Merger.

                                   DISH, LTD. AND SUBSIDIARIES

                      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (continued)

      The accompanying consolidated financial statements include only the accounts of Dish and its subsidiaries and exclude all accounts of Dish's parent, ESB, and its ultimate parent, EchoStar.

      Unless otherwise stated herein, or the context otherwise requires, references herein to Dish shall include Dish and all of its direct and indirect subsidiaries, and EchoStar shall include EchoStar, ESB, Dish and all of their direct and indirect wholly owned subsidiaries.

      The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial informationand with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all  of the  information and  footnotes required  by generally
accepted accounting principles for complete  financial statements.   In the
opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year
ended December 31,  1996.   For further information, refer to  the Combined
and Consolidated Financial Statements and footnotes thereto included in Dish, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1995. Certain prior year amounts have been reclassified to conform with the current year presentation.

SIGNIFICANT RISKS AND UNCERTAINTIES

      Execution of EchoStar's business strategy to launch and operate DBS satellites has dramatically changed its operating results and
financial  position.   As  of March  31, 1996, EchoStar  expects to  expend
approximately an additional $520 million through 1999 to build, launch and support its first four satellites (Note 6), assuming receipt of all required FCC licenses and permits. EchoStar consummated the 1994 Notes Offering, the 1996 Notes Offering and the Equity Offering to satisfy these capital requirements. Annual interest expense on the 1994 and 1996 Notes and depreciation of the investment in the satellites and related assets will each be of a magnitude that exceeds historical levels of income before taxes. Beginning in 1995 EchoStar reported significant net losses and
expects net losses to  continue for the foreseeable future.    EchoStar's
plans  also  include the  construction  and launch  of  two  fixed service
satellites,  additional  DBS  satellites   and  marketing  campaigns
(including  receiver subsidization if  conditions warrant) to  promote its
DBS  products and services.   EchoStar may need to raise significant
additional funds for construction and launch of additional satellites, and there can be no assurance that necessary funds will be available or, if available, they will be available on terms favorable to EchoStar. However, management believes, but can give no assurance, that demand for its DBS products and services will result in sufficient cash flow which, together with other sources of capital, will be sufficient to satisfy future planned expenditures. Significant delays or launch failures in EchoStar's satellite launch program may have significant adverse consequences to EchoStar's operating results and financial condition.

      The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period.  Actual results could differ from those estimates.

(2) SUPPLEMENTAL ANALYSIS

CASH AND CASH EQUIVALENTS

      Dish  considers all liquid investments purchased with  an original
maturity of ninety days or less  to be cash equivalents.   Cash equivalents
as of December 31, 1995 and March 31, 1996 consist of money market funds, corporate notes and commercial paper stated at cost which equates to market value.

                                   DISH, LTD. AND SUBSIDIARIES

                      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (continued)

RESTRICTED CASH AND MARKETABLE SECURITIES

      Dish classifies all marketable investment securities as
available-for-sale.   Accordingly, these  investments  are  reflected at
market  value based  on  quoted market  prices.   Related unrealized gains
and losses are reported as a separate component of stockholder's equity, net
of related deferred income taxes.   The specific identification method is
used to determine cost in computing realized gains and losses.

      Restricted  Cash  and  Marketable  Securities  in  escrow  as reflected on the accompanying balance sheets represent the remaining net proceeds received from the 1994 Notes Offering, plus interest earned, less amounts expended to date in connection with the development,
construction and launch  of the  Dish Network-SM-.   These proceeds are  held
in a separate escrow account (the "1994 Escrow Account") for the benefit of the holders of the 1994 Notes and are invested in certain debt and other marketable securities, as permitted by the 1994 Notes Indenture, until disbursed for the express purposes identified in the 1994 Notes Offering Prospectus.

      Other Restricted Cash includes $11.4 million to satisfy certain covenants regarding launch insurance required by the 1994 Notes Indenture. Dish is required to maintain launch insurance and Restricted Cash totalling $225.0 million for each of EchoStar I and EchoStar II. Dish has obtained $219.3 million of launch insurance on each satellite, and, together with the cash segregated and reserved on the accompanying balance sheets, has satisfied its insurance obligations under the 1994 Notes Indenture. In addition, as of March 31, 1996, $15.0 million was in an escrow account established pursuant to a DBS satellite receiver manufacturing contract for payment to the manufacturer as certain milestones are reached and $15.5 million was in an escrow account for the purpose of cash collateralizing
certain standby letters  of credit (Note 4).   The  major components  of
Restricted  Cash and  Marketable Securities  are as  follows (in thousands):


                                         DECEMBER 31, 1995                            MARCH 31, 1996
                               -------------------------------            ------------------------------------------
                                              UNREALIZED                                    UNREALIZED
                               AMORTIZED        HOLDING      MARKET        AMORTIZED          HOLDING          MARKET
                                  COST           GAIN         VALUE           COST           GAIN (LOSS)       VALUE
                               -------          ----         --------       --------          -----          ---------
 Commercial paper  . . . . .   $66,214          $--          $66,214        $70,311           $ --            $70,311
 Government bonds  . . . . .    32,904           420          33,324         34,900            (26)            34,874
 Accrued interest  . . . . .       153           --              153            332             --                332
                               -------          ----         --------       --------          -----          ---------
                               $99,271          $420         $99,691       $105,543           $(26)          $105,517
                               -------          ----         --------       --------          -----          ---------
                               -------          ----         --------       --------          -----          ---------


INVENTORIES

      Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out ("FIFO") method. Proprietary products are manufactured by outside suppliers to Dish's specifications. Dish also distributes non-proprietary products purchased from other
manufacturers.   Manufactured inventories include  materials, labor and
manufacturing overhead. Cost of other inventories includes parts, contract manufacturers' delivered price, assembly and testing labor, and related overhead, including handling and storage costs. The major components of inventory were as follows (in thousands).

                                   DISH, LTD. AND SUBSIDIARIES

                      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (continued)

                                                  DECEMBER 31,       MARCH 31,
                                                     1995              1996
                                               -----------            -------
Finished goods  . . . . . . . . . . . . . . .      $20,458           $17,957
DBS receiver components . . . . . . . . . . .        9,615             9,728
Competitor DBS Receivers  . . . . . . . . . .        9,404               559
Spare parts . . . . . . . . . . . . . . . . .        2,089             2,078
Reserve for excess and obsolete inventory . .       (2,797)           (3,024)
                                               -----------            -------
                                               $    38,769           $27,298
                                               -----------            -------
                                               -----------            -------

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      The composition of accrued expenses and other current liabilities is as follows (in thousands):

                                            DECEMBER 31,          MARCH 31,
                                               1995                 1996
                                             -----------            -------
Accrued EchoStar I launch costs . . . .      $15,000                 $   --
Accrued expenses  . . . . . . . . . . .        3,850                  3,959
Reserve for warranty costs  . . . . . .        1,013                  1,013
Other   . . . . . . . . . . . . . . . .        1,472                  1,716
                                             -----------            -------
                                             $21,335                 $6,688
                                             -----------            -------
                                             -----------            -------

PROPERTY AND EQUIPMENT

      Property and  equipment are stated at  cost less accumulated
depreciation.   Cost includes interest capitalized  on the  EchoStar DBS
System during construction at EchoStar's effective borrowing rate. The major components of property and equipment were as follows (in thousands):

                                              ESTIMATED
                                             USEFUL LIFE  DECEMBER 31, MARCH 31,
                                              (IN YEARS)      1995       1996
                                             -----------   -----------  -------

   Construction in progress  . . . . . . . . .      --      $282,373   $81,322
   EchoStar I satellite  . . . . . . . . . . .       10          --    198,143
   Furniture, fixtures and equipment . . . . .     2-12      17,163     21,329
   Buildings and improvements  . . . . . . . .     7-40      21,006     21,109
   Tooling and other . . . . . . . . . . . . .        2       2,039      3,470
   Land  . . . . . . . . . . . . . . . . . . .       --       1,613      1,613
   Vehicles  . . . . . . . . . . . . . . . . .        7       1,310      1,325
   Furniture and equipment held for sale . . .               17,062     17,614
   Computer equipment held for sale  . . . . .                  902        885
                                                           --------   --------
         Total property and equipment                       343,468    346,810
   Less-Accumulated depreciation . . . . . . .              (10,269)   (13,579)
                                                           --------   --------
         Net property and equipment  . . . . .             $333,199   $333,231
                                                           --------   --------
                                                           --------   --------

                                   DISH, LTD. AND SUBSIDIARIES

                      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (continued)


      Construction in progress principally includes capitalized costs related to EchoStar II, which is scheduled for launch in the fall of 1996.

      Construction in progress consisted of the following (in thousands):

                                                       DECEMBER 31,    MARCH 31,
                                                         1995            1996
                                                       -----------     --------
  Progress amounts for satellite construction,
    launch, launch insurance, capitalized interest,
    launch and in-orbit tracking, telemetry and
    control services:
                 EchoStar I   . . . . . . . . . . . .  $193,629         $    --
                 EchoStar II  . . . . . . . . . . . .    88,634          81,133
                 Other  . . . . . . . . . . . . . . .       110             189
                                                       -------          -------
                                                      $ 282,373         $81,322
                                                       -------          -------
                                                       -------          -------

OTHER NONCURRENT ASSETS

      The major components of other noncurrent assets were as follows (in thousands):

                                                 DECEMBER 31,          MARCH 31,
                                                    1995                  1996
                                                 -----------            --------
   Deferred tax assets, net  . . . . . . . . . . $12,109                $12,497
   FCC authorizations, net of amortization . . .  11,309                 11,681
   1994 Notes deferred debt issuance costs,
     net of amortization . . . . . . . . . . . .  10,622                 10,307
   SSET convertible subordinated debentures and
     accrued interest  . . . . . . . . . . . .     9,610                  9,758
   Other, net        . . . . . . . . . . . . .       897                    899
                                                   -------              -------
                                                 $44,547                $45,142
                                                   -------              -------
                                                   -------              -------


(3)  LONG-TERM DEBT

1994 NOTES

      On June 7, 1994, Dish completed the 1994 Notes Offering of 624,000 units consisting of $624 million aggregate principal amount of the 1994
Notes and  3,744,000 Warrants.   The 1994 Notes Offering  resulted in net
proceeds to Dish of approximately $323.3 million. Interest on the 1994 Notes currently is not payable in cash but accrues through June 1, 1999,
with the 1994 Notes accreting to  $624 million by that date.   Thereafter,
interest on the 1994 Notes will be payable in cash semi-annually on June 1 and December 1 of each year, commencing December 1, 1999. At March 31, 1996, the 1994 Notes were reflected in the accompanying financial statements at $395.3 million, net of unamortized discount of $228.7 million.

                                   DISH, LTD. AND SUBSIDIARIES

                      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (continued)

(4)  BANK CREDIT FACILITY AND LETTERS OF CREDIT

      On May 6, 1994, the principal subsidiaries of Echostar, except EchoStar Satellite Corporation ("ESC") (the "Borrowers"), entered into an agreement with Bank of America Illinois, to provide a revolving credit facility (the "Credit Facility") for working capital advances and for letters of credit necessary for inventory purchases and satellite
construction payments.   The Credit Facility expired  in May 1996 and
EchoStar does not currently intend to arrange a new credit facility. Instead, EchoStar is using available cash to collateralize its letter of credit obligations, which historically has been the only significant use of the Credit Facility. At March 31, 1996, EchoStar had cash collateralized $15.5 million of certain standby letters of credit for trade purchases which is included in restricted cash and marketable securities in the accompanying financial statements (Note 2).

(5) INCOME TAXES

      The components of the benefit for income taxes were as follows (in thousands):

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                               1995       1996
                                                             -------     ------
Current (provision) benefit
  Federal   . . . . . . . . . . . . . . . . . . . .          $ (767)     $1,971
  State   . . . . . . . . . . . . . . . . . . . . .            (194)        203
  Foreign   . . . . . . . . . . . . . . . . . . . .            (177)       (122)
                                                             -------     ------
                                                             (1,138)      2,052
                                                             -------     ------
Deferred benefit
  Federal   . . . . . . . . . . . . . . . . . . . .           2,050       2,568
  State   . . . . . . . . . . . . . . . . . . . . .             443         232
                                                             -------     ------
                                                              2,493       2,800
                                                             -------     ------
        Total benefit   . . . . . . . . . . . . . .          $1,355      $4,852
                                                             -------     ------
                                                             -------     ------

      Dish's deferred tax assets (approximately $16.9 million at March 31, 1996) relate principally to temporary differences for amortization of original issue discount on the 1994 Notes and various accrued expenses
which are not deductible until paid.   No valuation allowance has been
provided because Dish currently believes it is more likely than not that these deferred assets will ultimately be realized. If future operating results differ materially and adversely from Dish's current expectations, its judgment regarding the need for a valuation allowance may change.

                                   DISH, LTD. AND SUBSIDIARIES

                      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (continued)
(6) OTHER COMMITMENTS AND CONTINGENCIES

SATELLITE CONTRACTS

      EchoStar has contracted with Martin Marietta Corporation ("Martin Marietta") for the construction and delivery of high powered DBS satellites
and for related services.   Penalties are payable by  Martin Marietta as a
result of delays in the delivery of EchoStar I by Martin Marietta and may be payable with respect to EchoStar II or EchoStar III. As of November 19, 1995, the date that EchoStar I was delivered by Martin Marietta to China, those penalties totaled approximately $3.2 million with respect to EchoStar I. Penalties of $2.0 million are payable by Martin Marietta in the event that EchoStar II is not delivered by May 15, 1996. Thereafter, delays in the delivery of EchoStar II would result in PER DIEM additional penalties up to a maximum of $5.0 million in the aggregate. Beginning August 1, 1997, a PER DIEM penalty of $3,333, to a maximum of $100,000, is
payable  if EchoStar III is  not delivered by July 31, 1997.   Beginning
September 1, 1997, additional delays in the delivery of EchoStar III would result in additional PER DIEM penalties of $33,333, up to a maximum of $5.0 million in the aggregate.

      EchoStar has entered into a contract with Arianespace, Inc. ("Arianespace") to launch EchoStar II from Korou, French Guiana in the fall of 1996 (the "Arianespace Contract"). The launch is scheduled to be
performed on a dedicated Ariane 42P launch vehicle.   The Arianespace
Contract provides the potential for the EchoStar launch to occur before the fall of 1996 if earlier scheduled launches are accelerated or
delayed.   The  Arianespace Contract  contains provisions  entitling either party to delay the launch  in limited circumstances, subject to the payment
of  penalties in  some cases.    As of  March 31,  1996, EchoStar  has paid
Arianespace approximately  $4.4 pursuant to  the Arianespace Contract.   All
remaining  payments are payable monthly and will be due prior to the launch.

      EchoStar II was previously scheduled to be launched by the same launch provider as EchoStar I, China Great Wall Industry Corporation ("Great Wall"). EchoStar I was successfully launched by Great Wall in
December 1995.   EchoStar notified  Great Wall  of its  decision to terminate the launch of EchoStar II with Great Wall. EchoStar applied $15.0 million previously paid Great Wall in connection with this launch to the final
$15.0 million  owed Great  Wall related to the launch of EchoStar I.   In May
1996, EchoStar received a refund of the remaining $4.5 million previously paid Great Wall in connection with the second launch.

      EchoStar has entered into a contract for launch services with Lockheed Martin Commercial Launch Services, Inc. ("Lockheed") for the launch of EchoStar III from Cape Canaveral Air Station, Florida during the fall of 1997, subject to delay or acceleration in certain
circumstances  (the "Lockheed  Contract").   The Lockheed  Contract provides
for launch of the satellite utilizing an Atlas IIAS launch vehicle. EchoStar has made an initial payment to Lockheed of $5.0 million and the remaining cost is payable in installments in accordance with the payment schedule set forth in the Lockheed Contract, which requires that substantially all payments be made to Lockheed prior to the launch.

      EchoStar has contracted with Lockheed-Khrunichev-Energia-International, Inc. ("LKE") for the launch of EchoStar IV during 1998 from the Kazakh Republic, a territory of the former Soviet Union, utilizing a Proton launch vehicle (the "LKE Contract"). Either party may request a delay in the relevant launch period, subject to the payment of penalties based on the length of the delay and the proximity of the request to the launch date. EchoStar has paid LKE $20.0 million pursuant to the LKE Contract. No additional payments are currently required to be made to LKE until 1997.

                                   DISH, LTD. AND SUBSIDIARIES

                      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (continued)

PURCHASE COMMITMENTS

      Dish has entered into agreements with various manufacturers to purchase DBS satellite receivers and related components manufactured based
on Dish's supplied specifications.   As of March 31, 1996 the remaining
commitments total as much as $622.2 million. At March 31, 1996, the total of all outstanding purchase order commitments with domestic and foreign
suppliers was as much as  $641.3 million.   All but approximately  $85.9
million of the purchases related to these commitments are expected to be made during 1996 and the remainder is expected to be made during 1997. EchoStar expects to finance these purchases from available cash, marketable investment securities and sales of inventory, including the sale of EchoStar Receiver Systems and related products.

OTHER RISKS AND CONTINGENCIES

      EchoStar is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of EchoStar.

(7) SUMMARY FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

      The 1994 Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of Dish, except for certain de minimis domestic and foreign subsidiaries. Summarized financial information for Dish and the subsidiary guarantors is as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               -----------------
                                                               1995         1996
                                                               ----         ----
Income Statement Data --
  Revenue   . . . . . . . . . . . . . . . . . . .           $ 40,076    $ 40,973
  Expenses  . . . . . . . . . . . . . . . . . . .             40,730      49,910
                                                               ----         ----
  Operating loss  . . . . . . . . . . . . . . . .              (654)     (8,937)
  Other income (expense), net   . . . . . . . . .             (2,892)    (3,147)
                                                               ----         ----
  Net loss before income taxes  . . . . . . . . .            (3,546)    (12,084)
  Benefit for income taxes  . . . . . . . . . . .              1,348       4,848
                                                            --------    --------
        Net loss  . . . . . . . . . . . . . . . .           $ (2,198)   $(7,236)
                                                            --------    --------
                                                            --------    --------
                                                         DECEMBER 31,  MARCH 31,
                                                            1995        1996
                                                            --------    --------
Balance Sheet Data --
  Current assets  . . . . . . . . . . . . . . . .           $ 81,959    $ 64,321
  Property and equipment, net   . . . . . . . . .            333,160     333,191
  Other noncurrent assets   . . . . . . . . . . .            143,866     150,285
                                                            --------    --------
        Total assets  . . . . . . . . . . . . . .           $558,985    $547,797
                                                            --------    --------
                                                            --------    --------
  Current liabilities   . . . . . . . . . . . . .           $ 50,710    $ 34,943
  Long-term liabilities   . . . . . . . . . . . .            415,662     427,754
  Stockholder's equity  . . . . . . . . . . . . .              92,613     85,100
                                                            --------    --------
        Total liabilities and stockholder's equity          $558,985    $547,797
                                                            --------    --------
                                                            --------    --------

                              MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

      Dish currently operates four related businesses: (i) operation of the Dish Network-SM- and continued development of the EchoStar DBS System;
(ii)  design,  manufacture,  marketing, installation and  distribution of
DTH products  worldwide; (iii) domestic  distribution of  DTH programming;
and (iv) consumer financing of  Dish's domestic products and services.   The
growth of DBS service and equipment sales has had and will continue to have a material negative impact on Dish's domestic sales of C-band DTH products. On March 4, 1996 Dish began broadcasting and selling programming packages
available  on the  Dish Network-SM- service.   Dish expects to derive its
revenue principally from monthly fees from subscribers for Dish Network-SM-programming and, to a lesser extent, from the sale of EchoStar Receiver
Systems.   As sales  of EchoStar  DBS programming and receivers increase,
Dish expects the decline in its sales of domestic C-band DTH products to continue at an accelerated rate.

      Dish will generally bill  for Dish Network-SM-  programming periodically
in advance  and will recognize  revenue as  service  is provided.    Revenue
will  be  a function  of  the number  of subscribers,  the mix of programming packages selected and the rates charged, and transaction fees for ancillary programming and transponder leasing activities. From time to time Dish may engage in promotional activities that include discounted rates for limited periods, which will result in lower average revenue per
subscriber for the  applicable periods.   DBS programming costs will
generally be based upon the number of subscribers to each programming offering. Since the Dish Network-SM- did not commence operations until March 1996, its operating activities had a minimal effect on Dish's results of operations for the three month period ended March 31, 1996.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 1996 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1995

      REVENUE. Total revenue for the three month period ended March 31, 1996 was $41.0 million, an increase of $613,000, or 2%, as compared to the same period in 1995 of $40.4 million. Revenue from domestic sales of DTH products for the three month period ended March 31, 1996 was $24.0 million, an increase of $3.4 million, or 17%, as compared to the same period in 1995. The increase in domestic revenue was primarily due to $8.2 million in revenue from the sale of EchoStar Receiver Systems during the three month
period ended March  31, 1996.   There were no EchoStar Receiver System  sales
during the comparable period in 1995. Approximately $922,000 of the increase in domestic revenue for the three month period ended March 31, 1996 was due to an increase in the number of satellite receivers sold for a competitor's
DBS system  ("Competitor DBS Receivers").   Revenue from  Competitor DBS
Receiver sales was $7.7 million for the three month period ended March 31, 1996, as compared to $6.8 million for the same period in 1995. The increases in domestic revenue were principally offset by a decrease of $4.7 million, or 47%, in revenue from sales of C-band satellite receivers and related accessories, during the three month period ended March 31, 1996, as compared to the same period in 1995. The increases in domestic revenue were also partially offset by a decrease of $1.2 million, or 42%, in revenue from sales of non-proprietary descrambler modules, during the three month period
ended March 31,  1996, as compared to the same period in 1995.   The domestic
market for C-band DTH products continued to decline during the three month period ended March 31, 1996, and this decline will continue with the growth
of  DBS service and  equipment sales.   This  decline had  been expected by
Dish as described below.

      Domestically, Dish sold approximately 45,000 satellite receivers in the three month period ended March 31, 1996, an increase of 67% as compared to approximately 27,000 receivers for the same period in 1995. Although there was an increase in the number of satellite receivers sold in 1996 as compared to 1995, overall revenue did not increase proportionately as a result of a substantial shift in product mix to lower priced DBS receivers and related accessories, and an approximate 23% reduction in the average
selling  price of C-band receivers.   Included in  the number of  satellite
receivers sold  for  the  three month  period  ended March  31,  1996  are
approximately  17,000 EchoStar Receiver Systems.   EchoStar Receiver  System
revenue represented approximately 20% of total revenue for the three month period ended March 31, 1996.

      Also included in the number of satellite receivers sold for the three month period ended March 31, 1996 are approximately 18,000 Competitor DBS Receivers as compared to 11,000 for the same period in 1995. During the three month period ended March 31, 1996, the Competitor DBS Receivers were sold at an approximate 30% reduction in the average selling price as compared to the same period in 1995. Competitor DBS Receiver revenue was 19%
of total revenue for the three month period  ended March  31, 1996.   Dish's
agreement to distribute Competitor DBS Receiver systems terminated on December 31, 1995 and during the first quarter of 1996, Dish sold the
majority of its  existing inventory of Competitor DBS Receivers.   The
elimination of Competitor DBS Receiver inventory will be offset by a substantial increase in inventory of EchoStar Receiver Systems and related components, the sale of which is expected to offset the elimination of revenue derived from the sale of Competitor DBS Receivers.

      Dish markets its current C-band DTH products by offering competitive pricing and consumer financing in order to minimize the decline in domestic C-band DTH sales resulting from the increased popularity of DBS
equipment and programming.   Additionally, during all  of 1995 and through
the first quarter of 1996, Dish sold Competitor DBS Receivers which partially offset the decline in domestic C-band sales in 1995. During the three month period ended March 31, 1996 the decline in sales of C-band DTH products was more than offset by sales of Competitor DBS Receiver and
EchoStar  Receiver Systems.    With the  elimination  of Competitor  DBS
Receiver inventory, domestic DTH product revenue in subsequent quarters will be derived substantially from the sale of EchoStar Receiver Systems which, although no assurances can be given, should accelerate in the second quarter as demand for Dish Network-SM- programming increases as a result of heightened advertising and marketing efforts.

      Loan origination and participation income for the three month period ended March 31, 1996 was $372,000, an increase of $107,000, or 40%,
compared  to the  same period  in 1995.   The increase in loan origination
and participation income for the three month period ended March 31, 1996 was primarily due to increased finance volume, including the financing of EchoStar Receiver Systems. In the first quarter of 1996, EchoStar formed a wholly owned subsidiary, DNCC, for the purpose of providing consumer financing for EchoStar's domestic DTH products and services. At that time, Dish's subsidiary that previously provided these services ceased new loan origination activities. In future periods revenue from loan origination and participation income will decline.

      Programming revenue for the  three month period ended March 31, 1996 was $3.9 million, an increase of $42,000, or 1%, as compared to the same period in 1995. The increase was primarily due to Dish Network-SM- consumer and commercial programming revenue of $464,000 generated during the three month period ended March 31, 1996. The increase in revenue derived from the sale of Dish Network-SM- programming was offset by a decrease in C-band DTH
 programming revenue.   The industry-wide  decline  in domestic  C-band
equipment  sales has  resulted,  and is  expected to continue to result  in,
a decline  in C-band DTH  programming revenue.   Dish believes that  the
expected decline in C-band DTH programming revenue in 1996 will be more than offset by sales of Dish Network-SM- programming.

      Revenue from international sales of DTH products for the three month period ended March 31, 1996 was $12.8 million, a decrease of $3.0 million, or 19%, as compared to the same period in 1995. This decrease during the three month period ended March 31, 1996, resulted principally from reduced sales to the Middle East where Dish's largest international DTH customer is based, and an approximate 20% reduction in the average selling price of analog satellite receivers. This decline was partially offset by increased
sales  in Africa.   Revenue from  sales of  DTH products  in the  Middle East
suffered beginning in August 1995 as a result of restrictions against imports, and may not return to historic analog levels even as import restrictions are eased. Historic analog sales levels may not be reached because of new digital service planned for the Middle East which is currently expected to begin in the third quarter of 1996. Overall, Dish's international markets for analog DTH products declined during the three month period ended March 31, 1996 as anticipation for new digital services
increased.  Also,  the decrease discussed  above   was  partially  offset  by
an  increase  in  other   DTH  product  revenue. Internationally,  Dish
sold approximately 76,000 analog satellite receivers during the three month period ended March 31, 1996, a decrease of 11%, compared to
approximately 85,000  units sold during  the  same period  in  1995.   The
decrease was  principally due  to  international anticipation of new  digital
services as  discussed above.   Dish is currently negotiating  with digital
service providers to distribute their proprietary receivers in Dish's international markets.

      OPERATING EXPENSES. Costs of DTH products sold were $32.8 million for the three month period ended March 31, 1996, an increase of $3.3 million,
or 11%, as compared to the same period in 1995.    The increase in DTH
operating expenses for 1996 resulted primarily from the increase in sales of DTH products. Operating expenses for DTH products as a percentage of DTH product revenue were 89% and 81% for the three month period ended March 31, 1996 and 1995, respectively. The increase was principally the result of declining sales prices of C-band DTH products and Competitor DBS Receivers as described above, during the three month period ended March 31, 1996 as compared to the same period in 1995.

      Operating expenses for programming were $3.3 million for the three month period ended March 31, 1996, a decrease of $149,000, or 4%, as compared to the same period in 1995. Operating expenses for programming as a percentage of programming revenue for the three month period ended March 31, 1996 were 84% as compared to 89% for the same period in 1995.
 The decrease in operating expenses for programming as a percentage of programming revenue for the three month period ended March 31, 1996 was primarily a result of higher margins earned on Dish Network-SM- programming partially offset by declining margins on C-band programming.

      SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES.   Selling,  general
and administrative expenses were $10.6 million for the three month period ended March 31, 1996, an increase of $2.7 million, or 34%, as compared to the same period in 1995. Selling, general and administrative expenses as a percentage of total revenue increased to 26% for the three month period ended March 31, 1996 as compared to 19% for the same period in 1995. This increase was principally due to: (i) marketing and advertising prior to and in conjunction with the introduction of Dish Network-SM- service; (ii) increased personnel in all areas of the organization to support the Dish Network-SM-; and (iii) costs related to the Digital Broadcast Center, which commenced operations in the third quarter of 1995.

      Research and development costs totaled $1.2 million for the three month period ended March 31, 1996, as compared to $1.3 million for the same period in 1995. The decrease was principally due to the reduction in research necessary to provide C-band receivers to domestic and international markets, partially offset by increased research and development costs related to digital DBS satellite receivers.

      EBITDA. EBITDA for the three month period ended March 31, 1996 was a negative $5.6 million, a decrease of $5.3 million compared to the same period in 1995. The decrease resulted from the factors affecting
revenue and expenses  discussed above.   EBITDA represents earnings before
interest income, interest expense net of other income, income taxes, depreciation and amortization. EBITDA is commonly used in the telecommunications industry to analyze companies on the basis of operating
 performance, leverage  and liquidity.   EBITDA  is not  intended to
represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

      DEPRECIATION. Depreciation for the three month period ended March 31, 1996 was $3.3 million, an increase of $3.0 million, or 817%, as
compared to the  same period in 1995.   The overall  increase primarily
resulted from depreciation on the Digital Broadcast Center and EchoStar I which were placed in service during the fourth quarter of 1995 and the first quarter of 1996, respectively.

      OTHER INCOME AND EXPENSE.   Other expense for the three month period
ended  March 31, 1996 was $3.2 million, an increase of $337,000, or  12% as
compared to the same period in 1995.   The increase in other expense  for the
three month period ending March 31, 1996 resulted primarily from a reduction in interest income due to an overall decrease for the period in the 1994 Notes Escrow Account, cash and marketable investment securities.
 This was partially offset by a decrease in interest expense resulting from additional interest capitalized in 1996 as compared to the same period in 1995.

      PROVISION FOR INCOME TAXES. Income tax benefit for the three month period ended March 31, 1996 was $4.8 million compared to $1.4 million during the same period in 1995. This increase is principally the result of changes in components of income and expenses discussed above during the three month period ended March 31, 1996. Dish's deferred tax assets (approximately $16.9 million at March 31, 1996) relate principally to temporary differences for amortization of original issue discount on the 1994 Notes and various accrued expenses
which are not  deductible until paid.   No valuation  allowance has  been
provided because Dish currently believes it is more likely than not that these deferred assets will ultimately be realized. If future operating results differ materially and adversely from Dish's current expectations, its judgment regarding the need for a valuation allowance may change.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows provided by operations were $6.5 million for the three month period ended March 31, 1996 as compared to $3.8 million used by operations for the  same period in  1995.  Cash provided by operations  for the three month period ended March 31, 1996 was mainly a result of deferred programming revenue received related to the Dish Network-SM- and the sale of the majority of Competitor DBS Receiver inventory. Dish expects any declines in inventory to be  offset by substantial  increases  in EchoStar
Receiver  System inventory  and  related  components.   The anticipated
increase in inventory is expected to negatively affect cash flow in the short term. However, as EchoStar builds its Dish Network-SM- subscriber base, the negative affect on cash flow should be offset by an increase in revenue attributable to sales of EchoStar Receiver Systems and Dish Network-SM-programming. In the event subscription to Dish Network-SM- programming do not meet anticipated levels, the negative affect on cash flow will continue.

      Certain subsidiaries of EchoStar are parties to a credit facility  (the
"Credit Facility") with Bank  of America  Illinois.   The  Credit Facility
expired in May 1996 and EchoStar does not currently intend to arrange a replacement credit facility. Instead, EchoStar is using available cash to collateralize its letter of credit obligations, which historically was the
only significant  use of the  Credit Facility.   At March  31, 1996, EchoStar
 had cash collateralized $15.5 million of certain standby letters of credit for trade purchases which is included in restricted cash and marketable securities in the accompanying balance sheet.

      During June 1994, Dish issued 624,000 units consisting of $624.0 million principal amount of the 1994 Notes and 3,744,000 Warrants (representing 2,808,000 shares of EchoStar Class A Common Stock) for aggregate net proceeds of approximately $323.3 million, which were placed in
the  1994 Escrow Account.   Through March 31,  1996, $276.8 million had  been
withdrawn from the 1994 Escrow Account.   Of that amount, $28.3 million  was
to reimburse Dish for monies expended for the construction and launch of EchoStar I and EchoStar II prior to June 7, 1994, and will be reinvested in development of the EchoStar DBS System. At March 31, 1996, approximately $251.9 million of these proceeds had been applied to development and construction of the EchoStar DBS System and approximately $24.9 million had been applied to other permitted uses. As of March 31, 1996, approximately $63.6 million remained in the 1994 Escrow Account, which included
investment earnings.   Total cash on hand and marketable investment
securities at March 31, 1996 were approximately $2.4 million.

      In March 1996, ESB consummated a private placement of the 1996 Notes. ESB was formed in January 1996 for the purpose of the 1996 Notes Offering. EchoStar has contributed all of the outstanding capital stock of Dish to ESB. ESB issued 580,000 notes consisting of $580.0 million principal amount of the 1996 Notes for aggregate net proceeds of approximately $337.0 million of which $177.3 million was placed in the 1996 Escrow Account and the remaining $159.7 million is included in cash and cash equivalents in the accompanying balance sheet at March 31, 1996. Through March 31, 1996, $7.5 million had been withdrawn from the 1996 Escrow Account for development and construction of the EchoStar DBS System. As of March 31, 1996, approximately $170.0 million remained in the 1996 Escrow Account, which included investment earnings.

      Based upon existing cash resources and expected revenue and expenses, exclusive of Dish Network-SM- marketing expenses, EchoStar anticipates requiring an additional $40.0 million in working capital in 1996 related to operations and the development of the EchoStar DBS System. This cash requirement could increase if subscribers are not added as planned or expenses, including subsidization of EchoStar Receiver Systems, exceed
present estimates.   Additionally, in 1996,  EchoStar  has expended  or
expects to  expend: (i)  approximately  $125.3 million  in connection with the launch of EchoStar II and EchoStar III; (ii) approximately $46.7 million for launch insurance on EchoStar II and EchoStar III; (iii)
approximately  $52.5 million  for construction  of EchoStar  III and
EchoStar IV;  (iv) approximately  $8.0 million  for in-orbit payments to
Martin Marietta on EchoStar I and EchoStar II; (v) approximately $52.3 million for the purchase of DBS frequencies at 148DEG. WL; (vi) $10.4 million for other 1994 Escrow related  expenditures
related to development of the EchoStar DBS System; and (vii) up to $95.0 million for the introduction, product marketing and other operating expenses
for the  Dish Network-SM-.   Funds for these expenditures, as well  as proposed
expenditures beyond 1996 related to costs expected to be incurred in connection with the construction and launch of EchoStar's first four satellites, in an approximate amount of $235.0 million, are expected to come from the 1996  Notes Escrow Account, the 1994  Notes Escrow Account and
available  cash and marketable investment securities.   However, in order to
continue development of the third and fourth satellites beyond the third quarter in 1997, additional capital will be required. There are no assurances that additional capital will be available, or, if available, that it will be available on terms favorable to EchoStar.

      In addition to the commitments described above, Dish has entered into agreements to purchase DBS satellite receivers and related components
 for the EchoStar  DBS System.   As of March 31, 1996 those purchase order
commitments totaled as much as $622.2 million.  At March 31, 1996,  the total of  all  outstanding  purchase order  commitments  with  domestic and
foreign suppliers was as much as $641.3 million.   All but approximately
$85.9 million of the purchases related to these commitments are expected to be made during 1996 and the remainder is expected to be made during 1997. EchoStar expects to finance these commitments from available cash, marketable investment securities and sales of inventory, including the sale of EchoStar Receiver Systems and related products.

      In the event price and marketing competition intensifies among DBS and other "small dish" operators, EchoStar may be at a competitive disadvantage as a result of its limited financial resources, and would be required to raise additional capital during 1996 if DBS hardware subsidizations
increase  significantly.   EchoStar had  outstanding  $415.7 million  and
$778.6 million of long-term debt (including the 1994 and 1996 Notes, deferred satellite contract payments on EchoStar I and mortgage debt) as of December 31, 1995 and March 31, 1996, respectively. In addition, because interest on the 1994 Notes is not payable currently in cash but accretes through June 1, 1999, the 1994 Notes will increase by $241.8 million through that date. Also, because interest on the 1996 Notes is not payable in cash but accretes through March 15, 2000, the 1996 Notes
will increase by  $230.0 million through that date.   Contractor financing of
$28.0 million is available for EchoStar II. Interest on the contractor financing is at the prime rate and principal payments are payable in equal monthly installments over five years following the launch of the satellite.

AVAILABILITY OF OPERATING CASH FLOW TO ECHOSTAR

      The 1994 and 1996 Notes Indentures impose various restrictions on the transfer of funds among EchoStar and its subsidiaries. Although the 1996
Notes are collateralized by the stock of Dish, various assets expected to form an integral part of the EchoStar DBS System (and not otherwise encumbered by the 1994 Notes Indenture), and guarantees of EchoStar and certain of its other subsidiaries, ESB's ability to fund interest and principal payments on the 1996 Notes will depend on successful operation of the Dish Network-SM- and ESB having access to available cash flows generated
by  the Dish Network-SM-.   If cash available to ESB  is not sufficient to
service the 1996 Notes, EchoStar would be required to obtain cash from other sources such as assetsales, issuance of equity securities, or new borrowings. There can be no assurance that those alternative sources would be available, or available on favorable terms, or sufficient to meet debt service requirements on the 1996 Notes.

ASSETS OF PRINCIPAL GUARANTORS

      EchoStar guarantees the 1996 Notes on a subordinated basis. EchoStar's Equity Offering resulted in net proceeds of approximately $63.0
million.   EchoStar's assets at March 31,  1996 included  assets purchased with those proceeds and cash remaining from the Equity Offering. Substantially all of the proceeds from the Equity Offering were used: (i) to secure launches for a third and fourth satellite; (ii) to support, through loans to DBSC, construction of a third satellite; (iii) to purchase, for $4.0 million, convertible subordinated secured debentures from DBS Industries, Inc.; and (iv) for general corporate purposes, including the down payment, for DBS frequencies purchased at 148DEG. WL at the FCC Auction in January 1996, which will be reimbursed with the proceeds of the 1996 Notes Offering.

OTHER

1994 AND 1996 NOTES

      EchoStar I was successfully launched by Great Wall in December 1995. In the event of a launch failure of EchoStar II, Dish would first be required under the 1994 Notes Indenture to make an offer to repurchase one-half of the then accreted value of the 1994 Notes. In the event that EchoStar does not have the right to use orbital slot authorizations granted by the FCC covering a minimum of 21 transponders at a single full CONUS orbital slot, ESB and Dish will be required to make an offer to repurchase all or a portion of the outstanding 1996 and 1994 Notes, respectively. Additionally, in the event that EchoStar DBS Corporation, a wholly owned subsidiary of EchoStar, fails to obtain authorization from the FCC for frequencies purchased at the FCC Auction in January 1996, or in the event that such authorization is revoked or rescinded, ESB will be required under the 1996 Notes Indenture to repurchase the maximum principal amount of the 1996 Notes that may be purchased with the proceeds of any refund received from the FCC.

      If the DBSC Merger or a similar transaction does not occur on or before March 1, 1997, ESB will be required to repurchase at least $83.0 million principal amount of the 1996 Notes. Further, in the event that EchoStar incurs more than $7.8 million in expenses (as defined in the 1996 Notes Indenture) in connection with the DBSC Merger, ESB will be required to apply an amount equal to such expenses minus $7.8 million to an offer to repurchase the maximum principal amount of the 1996 Notes that may be purchased out of such proceeds.

      If any of the above described events were to occur, EchoStar's plan of operations, including its liquidity, would be adversely affected and
its current business plan could  not be fully implemented.   Further,
EchoStar's short-term liquidity would be adversely affected in the event of:
(i) significant delay in the delivery of certain products and equipment necessary for operation of the EchoStar DBS System; (ii) shortfalls in estimated levels of operating cash flows; or (iii) unanticipated expenses in connection with development of the EchoStar DBS System.

RECEIVER  MANUFACTURERS

      Dish has agreements with two manufacturers to supply the receiver component of EchoStar Receiver Systems. To date, only one of the manufacturers has produced a receiver acceptable to Dish, and that manufacturer is presently manufacturing receivers in quantities sufficient to meet expected demand. No assurances can be given that Dish's other manufacturer will be able to produce an acceptable receiver in the future. In the event the other manufacturer is unable to produce a receiver acceptable to Dish, Dish could be dependent on one manufacturing source for its receivers. To date, Dish has paid this manufacturer $10.0 million and has an additional $15.0 million in an escrow account as security for Dish's payment obligations under the contract.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment Of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No.
121").   EchoStar has adopted  SFAS No. 121 in the  first quarter of 1996 and its adoption has not had a significant impact on EchoStar's financial position, results of operations or cash flows.

      Statement  of  Financial  Accounting   Standards  No.  123  "Accounting
  for Stock-Based Compensation" ("SFAS No. 123"), issued by FASB in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require,  a fair value based method of  accounting
for  employee stock  options or similar  equity instruments.   It  also
allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. EchoStar has adopted SFAS No. 123 in the first quarter of 1996 and has elected to continue to measure compensation cost under APB No. 25 and to comply with the pro forma disclosure requirements. Therefore, this statement has had no impact on EchoStar's results of operations.

IMPACT OF INFLATION; BACKLOG

      Inflation has not materially affected EchoStar's operations during the past three years. EchoStar believes that its ability to increase charges for products and services in future periods will depend primarily on competitive pressures. EchoStar does not have any material backlog of its products.

                                             PART II

ITEM 1.  LEGAL PROCEEDINGS

      EchoStar is a party to certain legal proceedings arising in the ordinary course of its business. EchoStar does not believe that any of these proceedings will have a material adverse affect on EchoStar's financial position or results of operations.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NO.  DESCRIPTION
- ----------   -----------
2.1* Amended and Restated Agreement for Exchange of Stock and Merger, dated as of May 31, 1995, by and among EchoStar Communications Corporation, a Nevada corporation formed in April 1995 ("EchoStar"), Charles W. Ergen and EchoStar (incorporated herein by reference to Exhibit 2.2 to the Registration Statement Form S-1, Registration No. 33-91276).

2.2*        Agreement regarding  purchase of debentures between  Dish, Ltd.
            (formerly EchoStar Communications  Corporation, a Nevada corporation
            formed   in  December  1993 ("Dish")), SSE Telecom, Inc. ("SSET"),
            dated March 14, 1994, including Plan and Agreement of Merger, by and among Dish, DirectSat Merger Corporation, DirectSat Corporation and SSET (incorporated herein by reference to Exhibit
            2.2  to the  Registration Statement on Form S-1, Registration
            No. 33-76450).

3.1(a)* Amended and Restated Articles of Incorporation of Dish (incorporated herein by reference to Exhibit 3.1(a) to the Annual Report on Form 10-K of Dish for the fiscal year end December 31,
            1995).

3.1(b)* Bylaws of Dish (incorporated herein by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K of Dish for the fiscal year ended December 31, 1995).

4.1* Indenture of Trust between Dish and First Trust National Association ("First Trust"), as Trustee (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

4.2*        Warrant Agreement between EchoStar and First Trust, as Warrant Agent
            (incorporated herein   by  reference  to  the  Registration
            Statement on  Form  S-1  of  Dish, Registration No. 33-76450).

4.3* Security Agreement in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.1 (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

4.4* Escrow and Disbursement Agreement between Dish and First Trust (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

4.5* Pledge Agreement in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.1 herein (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

4.6* Intercreditor Agreement among First Trust, Continental Bank, N.A. and Martin Marietta Corporation ("Martin Marietta") (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Registration No. 33-76450).

4.7* Series A Preferred Stock Certificate of Designation of EchoStar (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

4.8*        Registration Rights Agreement by and between EchoStar and Charles
            W. Ergen (incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

EXHIBIT NO. DESCRIPTION
- ----------  -----------

4.9* Indenture of Trust between ESB and First Trust, as Trustee (incorporated herein by reference to Exhibit 4.9 to the Annual Report on Form 10-K of EchoStar, Commission File No. 0-26176).

4.10* Security Agreement of ESB in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.9 (incorporated herein by reference to Exhibit 4.10 to the Annual Report on Form 10-K of Echostar. Commission File No. 0-26176).

4.11* Escrow and Disbursement Agreement between ESB and First Trust (incorporated herein by reference to Exhibit 4.11 to the Annual Report on Form 10-K of EchoStar. Commission File No. 0-26176).

4.12* Pledge Agreement of ESB in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.9 (incorporated herein by reference to Exhibit 4.12 to the Annual Report on Form 10-K of EchoStar, Commission File No. 0-26176).

4.13* Pledge Agreement of EchoStar in favor of First Trust, as Trustee under the Indenture filed as Exhibit 4.9 (incorporated herein by reference to Exhibit 4.13 to the Annual Report on Form 10-K of EchoStar. Commission File No. 0-26176).

4.15* Registration Rights Agreement by and between ESB, EchoStar, Dish, Ltd., New DBSC and Donald, Lufkin & Jenrette Securities Corporation (incorporated herein by reference to Exhibit
            4.14 to the Annual Report on Form 10-K of EchoStar, Commission File No. 0-26176).

10.1(a)* Satellite Construction Contract, dated as of February 6, 1990, between EchoStar Satellite Corporation ("ESC") and Martin Marietta Corporation as successor to General Electric EchoStar, Astro-Space Division ("General Electric") (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).

10.1(b)*    First Amendment to  the Satellite  Construction Contract, dated
            as of  October 2, 1992,   between  ESC  and  Martin   Marietta
            as successor to General Electric (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).

10.1(c)*    Second Amendment  to the Satellite Construction Contract, dated
            as of October 30, 1992,  between  ESC   and  Martin  Marietta  as
            successor to General Electric (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).

10.1(d)* Third Amendment to the Satellite Construction Contract, dated as of April 1, 1993, between ESC and Martin Marietta
            (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).

10.1(e)* Fourth Amendment to the Satellite Construction Contract, dated as of August 19, 1993, between ESC and Martin Marietta (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).


10.1(f)* Form of Fifth Amendment to the Satellite Construction Contract, between ESC and Martin Marietta (incorporated herein by reference to the Registration Statement on Form S-8 of EchoStar, Registration No. 33-81234).

10.1(g)* Sixth Amendment to the Satellite Construction Contract, dated as of June 7, 1994, between ESC and Martin Marietta
            (incorporated herein by reference to the Registration Statement on Form S-8 of EchoStar, Registration No. 33-81234).

EXHIBIT NO. DESCRIPTION
- ----------- -----------
10.2* Satellite Launch Contract, dated as of September 27, 1993, between ESC and the China Great Wall Industry Corporation (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).

10.3* Distributor Agreement, dated as of July 30, 1993, between Echosphere Corporation ("Echosphere") and Thomson Consumer Electronics, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).



10.4* Master Purchase and License Agreement, dated as of August 12, 1986, between Houston Tracker Systems, Inc. ("HTS") and Cable/Home Communications Corp. (a subsidiary of General Instruments Corporation) (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).

10.5*       Master  Purchase  and  License Agreement,  dated  as  of  June
            18, 1986,  between Echosphere  and  Cable/Home   Communications
            Corp.  (a   subsidiary  of   General Instruments  Corporation)
            (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).

10.6*       Merchandising  Financing  Agreement, dated  as  of  June  29,
            1989, between Echo Acceptance Corporation ("EAC") and Household Retail Services, Inc. (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).

10.7* Key Employee Bonus Plan, dated as of January 1, 1994 (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).

10.8* Consulting Agreement, dated as of February 17, 1994, between ESC and Telesat Canada (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).

10.9* Form of Satellite Launch Insurance Declarations (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).

10.10* Dish 1994 Stock Incentive Plan (incorporated herein by reference to the Registration Statement on Form S-1 of Dish, Ltd. Registration No. 33-76450).

10.11* Form of Tracking, Telemetry and Control Contract between AT&T Corp. and ESC (incorporated herein by reference to the Registration Statement on Form S-8 of EchoStar, Registration No. 33-81234).


10.12* Manufacturing Agreement, dated as of March 22, 1995, between HTS and SCI Technology (incorporated herein by reference to Exhibit 10.12 to the Registration Statement as Form S-1 of Dish, Ltd. Commission File No. 33-81234).

10.13* Manufacturing Agreement dated as of April 14, 1995 by and between ESC and Sagem Group (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of EchoStar, Registration No. 33-91276).

10.14* Statement of Work, dated January 31, 1995 from EchoStar Satellite Corporation Inc. to Divicom Inc. (incorporated herein by reference to Exhibit 10.14 to the Registration Statement on Form S-1, Registration No. 33-91276).

EXHIBIT NO. DESCRIPTION
- ----------  -----------
10.15*      Launch Services  Contract,  dated as  of June  2, 1995,  by  and
            between  EchoStar Satellite   Corporation   and
            Lockheed-Khrunichev-Energia  International,   Inc. (incorporated
            herein by reference to Exhibit 10.15 to the Registration Statement on Form S-1, Registration No. 33-91276).

10.16* EchoStar 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registration Statement on Form S-1, Registration No. 33-91276).

27          Financial Data Schedule

- --------------------------

* Incorporated by reference pursuant to Rule 12D-32 under the Securities and Exchange Act of 1934, as amended.

(b)   REPORTS ON FORM 8-K.

      No current reports on Form 8-K were filed by EchoStar during the period covered by this Quarterly Report on Form 10-Q.

                                           SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dish, Ltd.



Date:  May 13, 1996                   /s/    Steven B. Schaver
                                      -------------------------------
                                      Steven B. Schaver
                                      Vice President and Chief Financial Officer


                                      /s/    Steven B. Schaver
                                      -------------------------------
                                      Steven B. Schaver
                                      Principal Financial Officer