Form 10-K405/A
period 1996-12-31
DISH LTD
filed 1997-04-07
CIK 920425

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ___________________.

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

                             --------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     As of March 17, 1997, Registrant's outstanding voting stock consisted of 1,000 shares of Common Stock, $0.01 par value.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
(J)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS ANNUAL REPORT ON FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                             --------------------

                     DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated into this Form 10-K by reference:

     None.

                             --------------------

================================================================================

                                TABLE OF CONTENTS

     PURSUANT TO RULE 12b-32 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INFORMATION NOT CONTAINED HEREIN IS INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 FILED ON MARCH 31, 1997.

                                   PART I

Item 1.   Business.........................................................   1
Item 2.   Properties.......................................................   3
Item 3.   Legal Proceedings................................................   3
Item 4.   Submission of Matters to a Vote of Security Holders..............   *

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters........................................................   5
Item 6.   Selected Financial Data..........................................   *
Item 7.   Management's Narrative Analysis of the Results of Operations.....   6
Item 8.   Financial Statements and Supplementary Data......................   8
Item 9.   Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure.......................................   8

                                  PART III

Item 10.  Directors and Executive Officers of Registrant...................   *
Item 11.  Executive Compensation...........................................   *
Item 12.  Security Ownership of Certain Beneficial Owners and Management...   *
Item 13.  Certain Relationships and Related Transactions...................   *

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.. E-1

(a)(1)    Financial Statements.............................................   *

(a)(2)    Financial Statement Schedules....................................   *

(a)(3)    Exhibits.

          See the Index to Exhibits on page E-1 for a listing of the exhibits that are filed as part of this amendment to the Annual Report.

(b)       Reports on Form 8-K..............................................   *

-------------------
*   Not amended.

** This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (J)(1)(a) and (b) of Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(3)       INDEX TO EXHIBITS

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

  10.1(c) Second Amendment to the Satellite Construction Contract, dated as of October 30, 1992, between ESC and Martin Marietta as successor to General Electric (incorporated by reference to Exhibit 10.1(c) to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

  10.1(d) Third Amendment to the Satellite Construction Contract, dated as of April 1, 1993, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(d) to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

  10.1(e) Fourth Amendment to the Satellite Construction Contract, dated as of August 19, 1993, between ESC and Martin Marietta (incorporated by reference to Exhibit 10.1(e) to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450).

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

  10.8       Dish, Ltd. 1994 Stock Incentive Plan (incorporated by reference to
             Exhibit 10.11 to the Registration Statement on Form S-1 of Dish, Ltd., Registration No. 33-76450). *

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

  10.15(c)*  Tenth Amendment to Satellite Construction Contract, dated as of
             July 18, 1996, between DirectSat Corporation and Martin Marietta Corporation (incorporated by reference to Exhibit 10.17(b) to Form 10-Q of EchoStar as of June 30, 1996, Commission File No. 0-26176).

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

  10.19 Agreement between Houston Tracker Systems, Inc. and EchoStar Satellite Corporation and ExpressVu Inc., dated January 8, 1997, as amended (incorporated by reference to Exhibit 10.19 to the Annual Report of Form 10-K for the year ended December 31, 1996 of EchoStar).

  24         Powers of Attorney authorizing signature of Charles W. Ergen, R.
             Scott Zimmer and James DeFranco.

  27         Financial Data Schedule.**


-------------------
*  Constitutes a management contract or compensatory plan arrangement.

** Previously filed.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dish, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       DISH, LTD.


                       By:  /s/  STEVEN B. SCHAVER
                          -----------------------------------------------------
                            Steven B. Schaver
                            Chief Operating Officer and Chief Financial Officer

Date:  April 7, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Dish, Ltd. and in the capacities and on the dates indicated:

Signature                           Title                                   Date
---------                           -----                                   ----

  *                                 Chief Executive Officer and Director    April 7, 1997
---------------------------         (PRINCIPAL EXECUTIVE OFFICER)
Charles W. Ergen


 /s/ STEVEN B. SCHAVER              Chief Operating Officer and             April 7, 1997
---------------------------         Chief Financial Officer
Steven B. Schaver                   (PRINCIPAL FINANCIAL OFFICER)


 /s/ JOHN R. HAGER                  Controller                              April 7, 1997
---------------------------         (PRINCIPAL ACCOUNTING OFFICER)
John R. Hager


  *                                 Director                                April 7, 1997
---------------------------
James DeFranco


  *                                 Director                                April 7, 1997
---------------------------
R. Scott Zimmer


*  By: /s/ STEVEN B. SCHAVER
      ----------------------------------
           Steven B. Schaver
           Attorney-in-Fact