Form 10-Q
period 1997-03-31
DISH LTD
filed 1997-05-14
CIK 920425

--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                               -----------------------

                                      FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                to                 .
                                   --------------     ----------------

                           Commission file number 33-76450

                                      DISH, LTD.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEVADA                                  88-0312499
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

         90 INVERNESS CIRCLE EAST
          ENGLEWOOD, COLORADO                              80112
  (Address of principal executive offices)               (Zip code)

                                    (303) 799-8222
                 (Registrant's telephone number, including area code)

                                    NOT APPLICABLE
 (Former name, former address and former fiscal year, if changed since last report)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X   NO
                                             -------  -----
    AS OF MAY 9, 1997, REGISTRANT'S OUTSTANDING VOTING STOCK CONSISTED OF 1,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE.

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
(H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

                            PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

       Condensed Consolidated Balance Sheets -
          December 31, 1996 and March 31, 1997 (Unaudited). . . . . .    1

       Condensed Consolidated Statements of Operations -
          Three months ended March 31, 1996 and 1997 (Unaudited). . .    2

       Condensed Consolidated Statements of Cash Flows -
          Three months ended March 31, 1996 and 1997 (Unaudited). . .    3

       Notes to Condensed Consolidated Financial Statements
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . .    4

Item 2.   Management's Narrative Analysis of Results of Operations. .    8


                             PART II - OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   11

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . .    *

Item 3.   Defaults Upon Senior Securities. .  . . . . . . . . . . . .    *

Item 4.   Submission of Matters to a Vote of Security Holders . . . .    *

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . None

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   11


------------------------
* This item has been ommitted pursuant to the reduced disclosure format as set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q.

                   DISH, LTD. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)




                                                                                            DECEMBER 31,      MARCH 31,
                                                                                                1996             1997
                                                                                            -----------------------------
ASSETS                                                                                                       (UNAUDITED)

Current Assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  24,919      $   2,599
    Marketable investment securities . . . . . . . . . . . . . . . . . . . . . . . . . .             242            242
    Trade accounts receivable, net of allowance for uncollectible accounts of $1,494
       and $1,642, respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,483         31,158
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          72,767         57,043
    Income tax refund receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,830          4,391
    Subscriber acquisition costs, net. . . . . . . . . . . . . . . . . . . . . . . . . .          68,129         80,945
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,611         13,727
                                                                                            -----------------------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         198,981        190,105

Restricted cash and marketable investment securities . . . . . . . . . . . . . . . . . .          31,450         33,445
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         499,989        499,039
Deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          74,328         74,328
Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          26,217         26,912
                                                                                            -----------------------------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 830,965      $ 823,829
                                                                                            -----------------------------
                                                                                            -----------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
    Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  40,814      $  41,662
    Deferred revenue - DISH Network-SM-  . . . . . . . . . . . . . . . . . . . . . . . .         102,366        130,351
    Deferred revenue - C-band. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             734            682
    Accrued expenses and other current liabilities . . . . . . . . . . . . . . . . . . .          29,159         34,635
    Deferred tax liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,674         12,674
    Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .          11,334         11,334
                                                                                            -----------------------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         197,081        231,338

Long-term deferred signal carriage  revenue. . . . . . . . . . . . . . . . . . . . . . .           5,949          6,682
Advances from affiliates, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         134,829        136,945
Dish Notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         437,127        451,907
Mortgage and other notes payable, excluding current portion. . . . . . . . . . . . . . .          51,428         48,298
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,088          3,445
                                                                                            -----------------------------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         827,502        878,615

COMMITMENTS AND CONTINGENCIES (NOTE 4)

Stockholder's Equity:
    Common Stock, $01 par value, 1,000 shares authorized, issued and outstanding . . . .             --              --
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         108,835        108,835
    Unrealized holding losses on available-for-sale securities, net of deferred taxes. .         (     9)       (    10)
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (105,363)      (163,611)
                                                                                             -----------------------------
Total stockholder's equity (deficit) . . . . . . . . . . . . . . . . . . . . . . . . . .           3,463       ( 54,786)
                                                                                             -----------------------------
    Total liabilities and stockholder's equity . . . . . . . . . . . . . . . . . . . . .       $ 830,965      $ 823,829
                                                                                             -----------------------------
                                                                                             -----------------------------



See accompanying Notes to Condesed Consolidated Financial Statemets.

                   DISH, LTD. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands)
                           (Unaudited)



                                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                             -----------------------------
                                                                                                1996               1997
                                                                                             -----------------------------
Revenue:
   DTH products and technical services . . . . . . . . . . . . . . . . . . . . . . . . .        $ 36,741       $ 11,589
   DISH Network-SM- promotions - subscription television services and products . . . . .              --         32,153
   DISH Network-SM- subscription television services . . . . . . . . . . . . . . . . . .             464         25,399
   C-band programming. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,449          2,163
   Loan origination and participation income . . . . . . . . . . . . . . . . . . . . . .             372            158
                                                                                             -----------------------------
Total revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          41,026         71,462

Expenses:
    DTH products and technical services. . . . . . . . . . . . . . . . . . . . . . . . .          32,750          9,224
    DISH Network-SM- programming . . . . . . . . . . . . . . . . . . . . . . . . . . . .             105         19,425
    C-band programming . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,178          1,763
    Selling, general and administrative. . . . . . . . . . . . . . . . . . . . . . . . .          10,571         30,872
    Subscriber promotion subsidies . . . . . . . . . . . . . . . . . . . . . . . . . . .              --         12,777
    Amortization of subscriber acquisition costs . . . . . . . . . . . . . . . . . . . .              --         28,062
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,330         12,643
                                                                                             -----------------------------
Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          49,934        114,766
                                                                                             -----------------------------

Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         ( 8,908)       (43,304)

Other Income (Expense):
    Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,708            792
    Interest expense, net of amounts capitalized . . . . . . . . . . . . . . . . . . . .         ( 4,941)       (15,660)
    Minority interest in loss of consolidated joint venture and other. . . . . . . . . .         (     1)       (    57)
                                                                                             -----------------------------
Total other income (expense) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         ( 3,234)       (14,925)
                                                                                             -----------------------------

Loss before income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (12,142)       (58,229)
Income tax (provision) benefit, net. . . . . . . . . . . . . . . . . . . . . . . . . . .           4,852        (    19)
                                                                                             -----------------------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $( 7,290)      $(58,248)
                                                                                             -----------------------------
                                                                                             -----------------------------



See accompanying Notes to Condesed Consolidated Financial Statemets.

                   DISH, LTD. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in thousands)
                           (Unaudited)




                                                                                             THREE MONTHS ENDED MARCH 31
                                                                                             -----------------------------
                                                                                                   1996          1997
                                                                                             -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $( 7,290)      $(58,248)
    Adjustments to reconcile net loss to net cash flows from operating activities:
         Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .           3,330         12,643
         Amortization of subscriber acquisition costs. . . . . . . . . . . . . . . . . .              --         28,062
         Deferred income tax benefit . . . . . . . . . . . . . . . . . . . . . . . . . .         ( 2,800)            --
         Amortization of debt discount and deferred financing costs. . . . . . . . . . .           4,504         14,321
         Change in reserve for excess and obsolete inventory . . . . . . . . . . . . . .             227        ( 2,302)
         Change in long-term deferred signal carriage revenue. . . . . . . . . . . . . .           3,790            733
         Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (   170)         2,231
    Changes in current assets and current liabilities, net . . . . . . . . . . . . . . .           4,924        ( 4,994)
                                                                                             -----------------------------
Net cash flows provided by (used in) operating activities. . . . . . . . . . . . . . . .           6,515        ( 7,554)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable investment securities. . . . . . . . . . . . . . . . . . . .         (     2)            --
    Purchases of restricted marketable investment securities . . . . . . . . . . . . . .         (15,500)       ( 1,995)
    Advances from affiliates, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .              --          2,116
    Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . .         ( 2,715)       (11,364)
    Offering proceeds and investment earnings placed in escrow . . . . . . . . . . . . .         ( 1,057)            --
    Funds released from escrow accounts. . . . . . . . . . . . . . . . . . . . . . . . .          10,285             --
    Expenditures for satellite systems under construction. . . . . . . . . . . . . . . .         ( 7,928)            --
    Investment in convertible subordinated debentures from SSET. . . . . . . . . . . . .              --        (   500)
    Expenditures for FCC authorizations. . . . . . . . . . . . . . . . . . . . . . . . .         (   370)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --            107
                                                                                             -----------------------------
Net cash flows used in investing activities. . . . . . . . . . . . . . . . . . . . . . .         (17,287)       (11,636)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of mortgage indebtedness and notes payable. . . . . . . . . . . . . . . .         ( 1,022)       ( 3,130)
                                                                                             -----------------------------
Net cash flows used in financing activities. . . . . . . . . . . . . . . . . . . . . . .         ( 1,022)       ( 3,130)
                                                                                             -----------------------------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .         (11,794)       (22,320)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . . . . . .          13,949         24,919
                                                                                             -----------------------------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . . . . . .        $  2,155       $  2,599
                                                                                             -----------------------------
                                                                                             -----------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest, net of amounts capitalized . . . . . . . . . . . . . . . . .        $    354       $    612
    Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --             --
    Satellite launch payment for EchoStar II applied to EchoStar I launch. . . . . . . .          15,000             --




See accompanying Notes to Condesed Consolidated Financial Statemets.
                                3

                   DISH, LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS ACTIVITIES

PRINCIPAL BUSINESS

    Dish, Ltd. and subsidiaries ("Dish" or the "Company") is a wholly-owned subsidiary of EchoStar Satellite Broadcasting Corporation ("ESBC"). ESBC is a wholly-owned subsidiary of EchoStar Communications Corporation ("EchoStar"), a publicly-traded company on the Nasdaq National Market. Dish is primarily engaged in the operation of a direct broadcast satellite ("DBS") subscription television service (the "DISH Network-SM-"), which commenced operations in March 1996. The DISH Network-SM- currently provides approximately 120 channels of near laser disc quality digital video programming and over 30 channels of near CD quality audio programming to consumers throughout the continental United States. In addition to its DISH Network-SM- subscription television service, the Company designs, manufactures, distributes and installs satellite direct-to-home ("DTH") products and distributes DTH programming domestically. Dish's primary business objective is to become one of the leading providers of subscription television and other satellite-delivered services in the United States. Dish had approximately 479,600 subscribers to DISH Network-SM- services as of March 31, 1997.

RECENT DEVELOPMENTS

    On February 24, 1997, EchoStar and The News Corporation Limited ("News") announced an agreement (the "Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS license for 28 frequencies at 110 West Longitude ("WL") awarded to MCI Communications Corporation ("MCI") during a Federal Communications Commission ("FCC") auction during 1996. Subsequently, the parties discussed, and agreed upon, potentially mutually agreeable changes to the structure of the transactions. However, during late April 1997, substantial disagreements arose between the parties regarding their obligations under the Agreement.

    On May 8, 1997 EchoStar filed a Complaint in the United States District Court for the District of Colorado (the "Court"), Civil Action No. 97-960, requesting that the Court confirm EchoStar's position, and declare that News is obligated pursuant to the Agreement to lend $200 million to EchoStar without interest and upon such other terms as the Court orders. No assurance can be given that the Court will grant EchoStar's request for expedited relief. Further, while EchoStar believes that the Court should grant its request requiring News to loan EchoStar the $200 million, and is very confident of its position, no assurance can be given that the Court will grant that request.

    On May 9, 1997, as a result of numerous material breaches of the Agreement by News, EchoStar filed a First Amended Complaint significantly expanding the scope of the litigation, seeking specific performance of the Agreement, and damages, including lost profits that were expected as a result of the transactions contemplated by the Agreement, which could exceed $5 billion. While EchoStar is confident of its position and believes it will ultimately prevail in the litigation, there can be no assurance that EchoStar will prevail, of the amount of damages EchoStar will collect if it prevails, or that timely relief will be granted.

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform with the current year presentation.

                   DISH, LTD. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

    Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include EchoStar, ESBC, Dish and all direct and indirect wholly-owned subsidiaries thereof. The Company's management refers readers of this Quarterly Report on Form 10-Q to EchoStar's Quarterly Report on Form 10-Q for the three months ended March 31, 1997.

SIGNIFICANT RISKS AND UNCERTAINTIES

    The commencement of Dish's DBS business has dramatically changed its operating results and financial position when compared to its historical results. Annual interest expense on the Company's long-term notes, and depreciation of satellites and related assets are each of a magnitude that exceeds historical levels of income before income taxes. Consequently, Dish continues to report significant net losses and expects such net losses to continue through at least 1999. Dish requires additional capital to fully implement its business plan. There can be no assurance that necessary funds will be available or, if available, that they will be available on terms acceptable to DISH. A further increase in subscriber acquisition costs, or significant delays or launch failures would significantly and adversely affect Dish's operating results and financial condition.

     The Company is currently dependent on one manufacturing source for its receivers. This manufacturer presently manufactures receivers in sufficient quantities to meet currently expected demand. If the Company's sole manufacturer is unable for any reason to produce receivers in a quantity sufficient to meet demand, the Company's liquidity and results of operations would be adversely affected.

    In accordance with its Agreement with News, as described above, EchoStar had expected to meet its short- and medium-term capital needs through financial commitments from News. As a result of the failure by News to honor its obligations under the Agreement, EchoStar does not currently have adequate capital to continue its contemplated business plan beyond the second quarter of 1997. EchoStar has had preliminary discussions with a number of investment banking firms to investigate alternatives to meet its short- and medium-term needs. EchoStar also intends to speak with major vendors about possible vendor financing, and with other potential strategic partners who had indicated interest in transactions with EchoStar prior to execution of the Agreement with News. While there can be no assurance, EchoStar believes that it can arrange transactions to meet its short- and medium-term obligations without material changes to its business plan. No assurance can be given that any such arrangements will be made, or that if made they will be on terms favorable to EchoStar. EchoStar intends to seek recovery from news for any costs of financing in excess of the costs of the financing committed to by News under the Agreement.

2.  SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

    The Company considers all liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 1996 and March 31, 1997 principally consisted of money market funds, corporate notes and commercial paper; such balances are stated at cost which equates to market value.

INCOME TAXES

    Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires that the tax benefit of net operating losses ("NOLs") for financial reporting purposes be recorded as an asset and that deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets. To the extent that management assesses the realization of deferred tax assets to be less than "more likely than not," a valuation reserve is established. The Company has reserved the first quarter addition to its deferred tax assets.

3.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                      DECEMBER 31,   MARCH 31,
                                                          1996          1997
                                                     -------------------------
    EchoStar Receiver Systems. . . . . . . . . .      $ 32,799       $ 35,210
    Consigned DBS receiver components. . . . . .        23,525         11,680
    DBS receiver components. . . . . . . . . . .        15,736         11,965
    Finished goods - C-band. . . . . . . . . . .           600            512
    Finished goods - International . . . . . . .         3,491          1,924
    Spare parts and other. . . . . . . . . . . .         2,279          3,717
    Reserve for excess and obsolete inventory  .      (  5,663)      (  7,965)
                                                     -------------------------
                                                      $ 72,767       $ 57,043
                                                     -------------------------
                                                     -------------------------

4.  COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

    The Company has entered into agreements with various manufacturers to purchase DBS satellite receivers and related components manufactured based on EchoStar's supplied specifications and necessary to receive DBS programming offered by the Company. As of March 31, 1997, remaining commitments total approximately $133.0 million and the total of all outstanding purchase order commitments with domestic and foreign suppliers was $136.2 million. All of the purchases related to these commitments are expected to be made during 1997. The Company expects to finance these purchases from available cash and cash flows generated from sales of DISH Network-SM- programming and related DBS inventory. The Company expects that its 1997 purchase of DBS satellite receivers and related components will significantly exceed its existing contractual commitments.

OTHER RISKS AND CONTINGENCIES

    As previously discussed, on February 24, 1997, EchoStar and News announced the Agreement pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS license for 28 frequencies at 110 DEGREES WL awarded to MCI during an FCC auction during 1996. Subsequently, the parties discussed, and agreed upon, potentially mutually agreeable changes to the structure of the transactions. However, during late April 1997, substantial disagreements arose between the parties regarding their obligations under the Agreement.

    On May 8, 1997 EchoStar filed a Complaint with the Court, Civil Action No. 97-960, requesting that the Court confirm EchoStar's position, and declare that News is obligated pursuant to the Agreement to lend $200 million to EchoStar without interest and upon such other terms as the Court orders. No assurance can be given that the Court will grant EchoStar's request for expedited relief. Further, while EchoStar believes that the Court should grant its request requiring News to loan EchoStar the $200 million, and is very confident of its position, no assurance can be given that the Court will grant that request.

    On May 9, 1997, as a result of numerous material breaches of the Agreement by News, EchoStar filed a First Amended Complaint significantly expanding the scope of the litigation, seeking specific performance of the Agreement, and damages, including lost profits that were expected as a result of the transactions contemplated by the Agreement, which could exceed $5 billion.
While EchoStar is confident of its position and believes it will ultimately prevail in the litigation, there can be no assurance that EchoStar will prevail, of the amount of damages EchoStar will collect if it prevails, or that timely relief will be granted.

    On September 26, 1996, EchoStar Satellite Corporation ("ESC") filed suit against Sagem, S.A., ("Sagem") a French corporation, in connection with a manufacturing agreement entered into in April 1995. Sagem, Inc., a wholly owned subsidiary of Sagem, was added as a party to the litigation in a subsequent amendment. Under the agreements between the parties, Sagem and Sagem, Inc. were to provide 560,000 digital satellite receivers to ESC throughout 1995 and 1996. Sagem and Sagem, Inc. failed to deliver any production receivers to ESC. ESC thereafter terminated the agreements between the parties. ESC brought claims against Sagem and Sagem, Inc. for breach of contract and declaratory relief.
ESC sought return of a $10.0 million down payment made to Sagem, $15.0 million placed in escrow with Bank of America, a $373,000 prepayment made to Sagem, Inc. for finished goods, contractual late fees, lost profits, interest, attorneys' fees, costs, and expenses. Sagem and Sagem, Inc. filed counterclaims seeking damages of approximately $25.0 million. On April 25, 1997, ESC and Sagem executed a settlement and release agreement under which Sagem agreed to return the $10.0 million down payment made to Sagem and agreed to release the $15.0 million placed in escrow with Bank of America. ESC and Sagem have released all claims against each other.

    The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

5.  SUMMARY FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

    The Dish Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of Dish, Ltd., (collectively, the "Dish Notes Guarantors") except certain de minimis domestic and foreign subsidiaries. The consolidated net assets of Dish, Ltd., including the non-guarantors, exceeded the consolidated net assets of the Dish Notes Guarantors by approximately $166,000 and $103,000 as of December 31, 1996 and March 31, 1997, respectively.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

    ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY THE COMPANY OR BY OFFICERS, DIRECTORS OR EMPLOYEES OF THE COMPANY ACTING ON THE COMPANY'S BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM THE HISTORICAL RESULTS OF OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: THE AVAILABILITY OF SUFFICIENT CAPITAL ON SATISFACTORY TERMS TO FINANCE THE COMPANY'S BUSINESS PLAN; INCREASED COMPETITION FROM CABLE, DIRECT BROADCAST SATELLITE ("DBS"), OTHER SATELLITE SYSTEM OPERATORS, AND OTHER PROVIDERS OF SUBSCRIPTION TELEVISION SERVICES; THE INTRODUCTION OF NEW TECHNOLOGIES AND COMPETITORS INTO THE SUBSCRIPTION TELEVISION BUSINESS; INCREASED SUBSCRIBER ACQUISITION COSTS AND SUBSCRIBER PROMOTION SUBSIDIES; THE ABILITY OF THE COMPANY TO OBTAIN NECESSARY SHAREHOLDER AND BOND-HOLDER APPROVAL OF ANY STRATEGIC TRANSACTIONS; THE ABILITY OF THE COMPANY TO OBTAIN NECESSARY AUTHORIZATIONS FROM THE FEDERAL COMMUNICATIONS COMMISSION; GENERAL BUSINESS AND ECONOMIC CONDITIONS AND OTHER RISK FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN ADDITION TO STATEMENTS, WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS LABELED WITH THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," OR "INTENDS" TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, INVESTORS SHOULD CONSIDER THE RISKS DESCRIBED HEREIN.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

    REVENUE. Total revenue for the three months ended March 31, 1997 was $71.5 million, an increase of $30.5 million, or 74%, as compared to total revenue for the three months ended March 31, 1996 of $41.0 million. The increase in total revenue in 1997 was primarily attributable to the introduction of the Company's DISH Network-SM- service during March 1996. In the future, the Company expects to derive its revenue principally from DISH Network-SM- subscription television services. As of March 31, 1997, the Company had approximately 479,600 DISH Network-SM- subscribers.

    The increase in total revenue for the three months ended March 31, 1997 was partially offset by a decrease in international and domestic sales of C-band satellite receivers and equipment. The domestic and international markets for C-band DTH products continued to decline during 1997; this decline is expected to continue for the foreseeable future and had been expected by the Company as described below. Consistent with the increases in total revenue during the three months ended March 31,1997, the Company experienced a corresponding increase in trade accounts receivable at March 31, 1997. The Company expects this trend to continue as the number of DISH Network-SM- subscribers increases, and as the Company develops additional channels of distribution for DISH Network-SM- equipment.

    Revenue from domestic sales of DTH products and technical services decreased $19.3 million, or 81%, to $4.7 million during the three months ended March 31, 1997. Domestically, the Company sold approximately 173,000 satellite receivers in the three months ended March 31, 1997, as compared to approximately 45,000 receivers sold in the comparable period in 1996. Of the total number of satellite receivers sold during the three months ended March 31, 1997, approximately 171,000 were EchoStar Receiver Systems. Although there was a significant increase in the number of satellite receivers sold in the first quarter of 1997 as compared to same period in 1996, overall revenue from domestic sales of DTH products decreased as a result of the revenue recognition policy applied to DBS satellite receivers sold under the Company's promotions, combined with decreasing sales of, and lower prices charged for, C-band products. Included in the number of DTH satellite receivers sold in the first quarter of 1996 are sales of a competitor's DBS receiver manufactured and supplied by a third-party manufacturer. Such sales, which ceased during the second quarter of 1996, coincident with the launch of DISH Network-SM- service, totaled approximately 18,000 units during the three months ended March 31, 1996. Revenues generated from the sale of competitor DBS receivers aggregated approximately $7.7 million during the three months ended March 31, 1996. No revenue has been or will be generated from the sale of competitor DBS receivers in 1997.

    Revenue from international sales of DTH products for the three months ended March 31, 1997 was $6.9 million, a decrease of $5.8 million, or 46%, as compared to the same period in 1996. This decrease was directly attributable to a decrease in the number of analog satellite receivers sold, combined with decreased prices on products sold. Internationally, the Company sold approximately 53,000 analog satellite receivers in the three months ended
March 31, 1997, a decrease of 30%, compared to approximately 76,000 units sold in the comparable period in 1996. Overall, the Company's international markets for analog DTH products continued to decline in the first quarter of 1997 as consumer anticipation of new international digital services continued to increase. This international decline in demand for analog satellite receivers, which was expected by the Company, is similar to the decline which has occurred in the United States. To offset the anticipated decline in demand for analog satellite receivers, the Company has been negotiating with digital service providers to distribute their proprietary receivers in the Company's international markets. While the Company is actively pursuing these distribution opportunities, no assurance can be given that such negotiations will be successful.

    C-band programming revenue totaled $2.2 million for the three months ended March 31, 1997, a decrease of $1.3 million, or 37%, compared to the three months ended March 31, 1996. This decrease was primarily attributable to the industry-wide decline in demand for domestic C-band programming services.
C-band programming revenue is expected to continue to decrease for the foreseeable future.

    Loan origination and participation income was $158,000 for the three months ended March 31, 1997, a decrease of $214,000 compared to the same period in 1996. The decrease in loan origination and participation income during the first quarter of 1997 was primarily due to the commencement of operations of Dish Network Credit Corporation ("DNCC") in 1996. DNCC provides financing for consumer loans and leases, which in prior years was performed by Echo Acceptance Corporation, a subsidiary of Dish, Ltd. DNCC is not a subsidiary of Dish. The introduction of the DISH Network-SM- has increased the number of consumer loans and leases funded, but since DNCC is the responsible entity, this increase is not reflected in Dish's statements of operations. Historically, EchoStar has maintained agreements with third-party finance companies to make consumer credit available to EchoStar customers. These financing plans provide consumers the opportunity to lease or finance their EchoStar Receiver Systems, including installation costs and certain DISH Network-SM- programming packages, on competitive terms. Consumer financing provided by third parties is generally non-recourse to EchoStar. The third-party finance company that provides the program utilized by EchoStar has notified EchoStar that it does not intend to renew the agreement, which expires during 1997. EchoStar is currently negotiating similar agreements with other third-party finance companies. There can be no assurance that EchoStar will be successful in these negotiations, or if successful, that any such new agreements will commence prior to the termination of the existing agreement. In the event that EchoStar is unsuccessful in executing a new agreement with a third-party finance company during 1997, DISH Network-SM- subscriber growth may be adversely affected.

    DTH AND DISH NETWORK-SM- EXPENSES. DTH and DISH Network-SM- expenses (excluding amortization of subscriber acquisition costs) for the three months ended March 31, 1997 aggregated $43.2 million, an increase of $7.2 million, or 20% compared to the same period in 1996. This increase is directly attributable to the introduction of DISH Network-SM- service in March 1996, partially offset by decreases in other DTH expenses. DTH products and technical services expense decreased $23.5 million, or 72%, to $9.2 million during the three months ended March 31, 1997. These expenses include the costs of C-band systems and the costs of EchoStar Receiver Systems and related components sold prior to commencement of EchoStar's promotions. Subscriber promotion subsidies aggregated $12.8 million for the three months ended March 31, 1997 and represent net expenses associated with the Company's various promotions. DISH Network-SM- programming expenses totaled $19.4 million for the three months ended March 31, 1996. The Company expects that DISH Network-SM- programming expenses will increase in future periods in proportion to increases in the number of DISH Network-SM- subscribers. Such expenses, relative to related revenues, will vary based on the services subscribed to by DISH Network-SM- customers, the number and types of Pay-Per-View events purchased by subscribers, and the extent to which the Company is able to realize volume discounts from programming providers.

    C-band programming expenses totaled $1.8 million for the three months ended March 31, 1997, a decrease of $1.4 million, or 45%, as compared to the same period in 1996. This decrease is consistent with the decrease in

C-band programming revenue. As previously described, domestic demand for C-band DTH products has continued to decrease as a result of the introduction and widespread consumer acceptance of DBS products and services.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses totaled $30.9 million for the three months ended March 31, 1996, an increase of $20.3 million as compared to the same period in 1996. SG&A expenses as a percentage of total revenue increased to 43% for the three months ended March 31, 1997 as compared to 26% for the same period in 1996. The increase in SG&A expenses was principally attributable to: (i) increased personnel expenses as a result of introduction of DISH Network-SM-service in March 1996; (ii) marketing and advertising expenses associated with the launch and ongoing operation of the DISH Network-SM-; and (iii) increased expenses associated with operation of DISH Network-SM- call centers and subscriber management related services. In future periods, the Company expects that SG&A expenses as a percentage of total revenue will decrease as subscribers are added.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended March 31, 1997, including the amortization of subscriber acquisition costs, aggregated $40.7 million, an increase of $37.4 million, as compared to the same period 1996. The increase in depreciation and amortization expenses resulted from depreciation expenses associated with EchoStar I and EchoStar II (placed in service during the first quarter of 1996, and the fourth quarter of 1996, respectively), and amortization of subscriber acquisition costs.

    OTHER INCOME AND EXPENSE. Other expense, net totaled $14.9 million for the three months ended March 31, 1997, an increase of $11.7 million, as compared to the same period 1996. The increase in other expense in the first quarter of 1997 resulted primarily from increases in interest expense, combined with decreases in interest income resulting from decreases in invested balances. The increases in interest expense principally resulted from the continued accretion of the Dish Notes combined with a decrease in the amount of interest capitalized.

    INCOME TAX BENEFIT. The decrease in the income tax benefit of $4.9 million (from $4.9 million for the three months ended March 31, 1996 to an income tax provision of $19,000 for the three months ended March 31, 1997) principally resulted from the Company's decision to fully reserve the first quarter addition to its net deferred tax asset. The Company's net deferred tax assets (approximately $61.7 million at March 31, 1997) relate to temporary differences for amortization of original issue discount on the Dish Notes, net operating loss carryforwards, and various accrued expenses which are not deductible until paid. If future operating results differ materially and adversely from the Company's current expectations, its judgment regarding the magnitude of its allowance may change.

                        PART II - OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS

    On February 24, 1997, EchoStar and The News Corporation Limited ("News") announced an agreement (the "Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS license for 28 frequencies at 110 DEGREES West Longitude awarded to MCI Communications Corporation during a Federal Communications Commission auction during 1996. Subsequently, the parties discussed, and agreed upon, potentially mutually agreeable changes to the structure of the transactions. However, during late April 1997, substantial disagreements arose between the parties regarding their obligations under the Agreement.


    On May 8, 1997 EchoStar filed a Complaint in the United States District Court for the District of Colorado (the "Court"), Civil Action No. 97-960, requesting that the Court confirm EchoStar's position, and declare that News is obligated pursuant to the Agreement to lend $200 million to EchoStar without interest and upon such other terms as the Court orders. No assurance can be given that the Court will grant EchoStar's request for expedited relief. Further, while EchoStar believes that the Court should grant its request requiring News to loan EchoStar the $200 million, and is very confident of its position, no assurance can be given that the Court will grant that request.

    On May 9, 1997, as a result of numerous material breaches of the Agreement by News, EchoStar filed a First Amended Complaint significantly expanding the scope of the litigation, seeking specific performance of the Agreement, and damages, including lost profits that were expected as a result of the transactions contemplated by the Agreement, which could exceed $5 billion.
While EchoStar is confident of its position and believes it will ultimately prevail in the litigation, there can be no assurance that EchoStar will prevail, of the amount of damages EchoStar will collect if it prevails, or that timely relief will be granted.

    On September 26, 1996, EchoStar Satellite Corporation ("ESC") filed suit against Sagem, S.A., ("Sagem") a French corporation, in connection with a manufacturing agreement entered into in April 1995. Sagem, Inc., a wholly owned subsidiary of Sagem, was added as a party to the litigation in a subsequent amendment. Under the agreements between the parties, Sagem and Sagem, Inc. were to provide 560,000 digital satellite receivers to ESC throughout 1995 and 1996. Sagem and Sagem, Inc. failed to deliver any production receivers to ESC. ESC thereafter terminated the agreements between the parties. ESC brought claims against Sagem and Sagem, Inc. for breach of contract and declaratory relief.
ESC sought return of a $10.0 million down payment made to Sagem, $15.0 million placed in escrow with Bank of America, a $373,000 prepayment made to Sagem, Inc. for finished goods, contractual late fees, lost profits, interest, attorneys' fees, costs, and expenses. Sagem and Sagem, Inc. filed counterclaims seeking damages of approximately $25.0 million. On April 25, 1997, ESC and Sagem executed a settlement and release agreement under which Sagem agreed to return the $10.0 million down payment made to Sagem and agreed to release the $15.0 million placed in escrow with Bank of America. ESC and Sagem have released all claims against each other.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

    27        Financial Data Schedule.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed for Dish during the first quarter of 1997.

                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   DISH, LTD.


                   By:  /s/ STEVEN B. SCHAVER
                      -----------------------------------------------
                        Steven B. Schaver
                        Chief Operating Officer and Chief Financial Officer (PRINCIPAL FINANCIAL OFFICER)


                   By:  /s/ JOHN R. HAGER
                      -----------------------------------------------
                        John R. Hager
                        Controller
                        (PRINCIPAL ACCOUNTING OFFICER)

Date:  May 14, 1997