Form 10-Q
period 1997-06-30
DISH LTD
filed 1997-08-14
CIK 920425

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                         ----------------------

                                  FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to ________________.

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

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X   NO
                                                ---      ---

    AS OF AUGUST 14, 1997, REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 1,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE.

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
(H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
          December 31, 1996 and June 30,  1997 (Unaudited) . . . . . . . . . . 1

        Condensed Consolidated Statements of Operations -
          Three and six months ended June 30,  1996 and 1997 (Unaudited) . . . 2

        Condensed Consolidated Statements of Cash Flows -
          Three and six months ended June 30,  1996 and 1997 (Unaudited) . . . 3

        Notes to Condensed Consolidated Financial Statements (Unaudited) . . . 4

Item 2. Management's Narrative Analysis of Results of Operations . . . . . . . 7


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . .  *

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . .  *

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . .  *

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . None

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 11



     DISH NETWORK-SM- IS A SERVICE MARK OF ECHOSTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES.





____________________
(*) This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q.

                         DISH, LTD. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

                                                                                              DECEMBER 31,     JUNE 30,
                                                                                                  1996           1997
                                                                                              -----------    -----------
                                                                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  24,919      $  13,991
  Marketable investment securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        242            245
  Trade accounts receivable, net of allowance for uncollectible accounts of $1,494 and
    $1,834, respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,483         29,480
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     72,767         63,043
  Income tax refund receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,830            145
  Subscriber acquisition costs, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     68,129         68,356
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,611          7,072
                                                                                              -----------    -----------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    198,981        182,332

Restricted cash and marketable investment securities. . . . . . . . . . . . . . . . . . . . .     31,450          8,445
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    499,989        493,310
Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     74,328         74,328
Other noncurrent assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26,217         27,001
                                                                                              -----------    -----------
    Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $830,965     $  785,416
                                                                                              -----------    -----------
                                                                                              -----------    -----------

LIABILITIES AND  STOCKHOLDER'S EQUITY
Current Liabilities:
  Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  40,814      $  49,850
  Deferred programming and product revenue - DISH Network subscriber promotions . . . . . . .     97,959        115,785
  Deferred revenue - DISH Network . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,407          5,209
  Deferred revenue - C-band . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        734            588
  Accrued expenses and other current liabilities. . . . . . . . . . . . . . . . . . . . . . .     29,159         39,238
  Deferred tax liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,674         12,309
  Current portion of long-term obligations. . . . . . . . . . . . . . . . . . . . . . . . . .     11,334         11,832
                                                                                              -----------    -----------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    197,081        234,811

Long-term obligations, net of current portion:
  Long-term deferred signal carriage revenue. . . . . . . . . . . . . . . . . . . . . . . . .      5,949          7,366
  Advances from affiliates, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    134,829        139,659
  1994 Notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    437,127        467,210
  Mortgage and other notes payable, net of current portion. . . . . . . . . . . . . . . . . .     51,428         45,379
  Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,088          5,551
                                                                                              -----------    -----------
Total long-term obligations, net of current portion . . . . . . . . . . . . . . . . . . . . .    630,421        665,165
                                                                                              -----------    -----------
    Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    827,502        899,976

Commitments and Contingencies (Note 4)

Stockholder's Equity:
  Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding . . . . . . .         --             --
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    108,835        108,835
  Unrealized holding losses on available-for-sale securities, net of deferred taxes . . . . .   (      9)      (      9)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (105,363)      (223,386)
                                                                                              -----------    -----------
Total stockholder's equity (deficit). . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,463       (114,560)
                                                                                              -----------    -----------
  Total liabilities and stockholder's equity. . . . . . . . . . . . . . . . . . . . . . . . .   $830,965      $ 785,416
                                                                                              -----------    -----------
                                                                                              -----------    -----------






   See accompanying Notes to Condensed Consolidated Financial Statements.

                         DISH, LTD. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In thousands)
                                (Unaudited)

                                                  THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                  --------------------------      ------------------------
                                                     1996           1997             1996           1997
                                                   --------       --------         --------      ---------
REVENUE:
  DTH products and technical services  . . . . .   $ 60,458       $ 22,071         $ 97,199      $  33,660
  DISH Network promotions - subscription
    television services and products . . . . . .         --         43,672               --         75,825
  DISH Network subscription television services.      5,582         32,189            6,046         57,588
  C-band programming . . . . . . . . . . . . . .      3,194          1,916            6,643          4,079
  Loan origination and participation income. . .        120            127              492            285
                                                   --------       --------         --------      ---------
Total revenue. . . . . . . . . . . . . . . . . .     69,354         99,975          110,380        171,437

EXPENSES:
  DTH products and technical services  . . . . .     57,528         18,109           90,278         27,333
  DISH Network programming . . . . . . . . . . .      1,664         25,834            1,769         45,259
  C-band programming . . . . . . . . . . . . . .      2,880          1,545            6,058          3,308
  Selling, general and administrative. . . . . .     18,509         33,781           29,080         64,653
  Subscriber promotion subsidies . . . . . . . .         --         18,313               --         31,090
  Amortization of subscriber acquisition costs .         92         33,228               92         61,290
  Depreciation and amortization. . . . . . . . .      6,334         12,655            9,664         25,298
                                                   --------       --------         --------      ---------
Total expenses . . . . . . . . . . . . . . . . .     87,007        143,465          136,941        258,231
                                                   --------       --------         --------      ---------

Operating loss . . . . . . . . . . . . . . . . .    (17,653)      ( 43,490)        ( 26,561)     (  86,794)

Other Income (Expense):
  Interest income. . . . . . . . . . . . . . . .      1,571            673            3,279          1,465
  Interest expense, net of amounts capitalized .    (10,150)      ( 16,816)         (15,091)      ( 32,476)
  Other . . . . . . . . . . . . .  . . . . . . .   (     63)      (    117)         (    64)      (    174)
                                                   --------       --------         --------      ---------
Total other income (expense) . . . . . . . . . .   (  8,642)      ( 16,260)         (11,876)      ( 31,185)
                                                   --------       --------         --------      ---------

Loss before income taxes . . . . . . . . . . . .    (26,295)      ( 59,750)         (38,437)      (117,979)
Income tax (provision) benefit, net. . . . . . .      9,097       (     25)          13,949       (     44)
                                                   --------       --------         --------      ---------
Net loss . . . . . . . . . . . . . . . . . . . .   $(17,198)     $( 59,775)        $(24,488)     $(118,023)
                                                   --------       --------         --------      ---------
                                                   --------       --------         --------      ---------






   See accompanying Notes to Condensed Consolidated Financial Statements.

                         DISH, LTD. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                                 (Unaudited)

                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                               -------------------------
                                                                                                  1996            1997
                                                                                               ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  (24,488)     $(118,023)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,664         25,298
    Amortization of subscriber acquisition costs. . . . . . . . . . . . . . . . . . . . .              92         61,290
    Deferred income tax benefit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (   8,951)      (    365)
    Amortization of debt discount and deferred financing costs. . . . . . . . . . . . . .          13,846         29,958
    Change in reserve for excess and obsolete inventory . . . . . . . . . . . . . . . . .             634          1,987
    Change in long-term deferred signal carriage revenue. . . . . . . . . . . . . . . . .           4,163          1,417
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             503          4,463
  Changes in current assets and current liabilities, net. . . . . . . . . . . . . . . . .       (   4,208)      ( 19,956)
                                                                                               ----------      ---------
Net cash flows used in operating activities . . . . . . . . . . . . . . . . . . . . . . .       (   8,745)      ( 13,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable investment securities . . . . . . . . . . . . . . . . . . . . .       (      28)      (      3)
  Purchases of restricted marketable investment securities. . . . . . . . . . . . . . . .       (   9,800)      (  1,995)
  Advances from affiliates, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,118          4,830
  Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .       (   5,485)      ( 18,453)
  Investment earnings placed in escrow. . . . . . . . . . . . . . . . . . . . . . . . . .       (   1,729)            --
  Funds released from escrow accounts and restricted cash - other . . . . . . . . . . . .          51,843         25,000
  Expenditures for satellite systems under construction . . . . . . . . . . . . . . . . .       (  62,016)            --
  Investment in convertible subordinated debentures from SSET . . . . . . . . . . . . . .              --       (    500)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (      25)      (    325)
                                                                                               ----------      ---------
Net cash flows provided by (used in) investing activities. . . . . . . . . . . . . . . .        (   4,122)         8,554

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of mortgage indebtedness and notes payable . . . . . . . . . . . . . . . . .       (   1,082)      (  5,551)
                                                                                               ----------      ---------
Net cash flows used in financing activities . . . . . . . . . . . . . . . . . . . . . . .       (   1,082)      (  5,551)
                                                                                               ----------      ---------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .        ( 13,949)       ( 10,928)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . . . . . .          13,949          24,919
                                                                                               ----------      ---------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . . . . . .       $       0       $  13,991
                                                                                               ----------      ---------
                                                                                               ----------      ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized . . . . . . . . . . . . . . . . . .          $  544      $   2,352
  Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --              --
  Satellite launch payment for EchoStar II applied to EchoStar I launch  . . . . . . . .          15,000              --
  Increase in note payable for deferred satellite construction payments for EchoStar I .           3,167              --






   See accompanying Notes to Condensed Consolidated Financial Statements.

                         DISH, LTD. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND BUSINESS ACTIVITIES

PRINCIPAL BUSINESS

       Dish, Ltd. and subsidiaries ("Dish" or the "Company") is a wholly-owned subsidiary of EchoStar Satellite Broadcasting Corporation ("ESBC"). ESBC is an indirect, wholly-owned subsidiary of EchoStar Communications Corporation ("EchoStar"), a publicly-traded company on the Nasdaq National Market. The Company is primarily engaged in the operation of a direct broadcast satellite ("DBS") subscription television service (the "DISH Network"), which commenced operations in March 1996. The DISH Network currently provides approximately 120 channels of digital video programming and over 30 channels of CD quality audio programming to consumers throughout the continental United States. In addition to the DISH Network, the Company designs, manufactures, distributes and installs satellite direct-to-home ("DTH") products and distributes domestic DTH programming. The Company's primary business objective is to become one of the leading providers of subscription television and other satellite-delivered services in the United States. The Company had approximately 590,000 subscribers to DISH Network programming as of June 30, 1997.

RECENT DEVELOPMENTS

1997 NOTES OFFERING

       On June 25, 1997, EchoStar DBS Corporation ("DBS Corp"), a wholly-owned subsidiary of EchoStar, consummated an offering (the "1997 Notes Offering") of 12 1/2% Senior Secured Notes due 2002 (the "1997 Notes"). The 1997 Notes Offering resulted in net proceeds to the Company of approximately $362.5 million. Interest on the 1997 Notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 1998. Approximately $109.0 million of the net proceeds of the 1997 Notes Offering were placed in an escrow account to fund the first five semi-annual interest payments (through January 1, 2000). The 1997 Notes were issued in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. DBS Corp agreed to exchange the privately issued notes for publicly registered notes and on July 23, 1997 filed a registration statement on Form S-4 (the "Registration Statement") with the Securities and Exchange Commission. Upon the effectiveness of the Registration Statement, DBS Corp will make an offer to exchange the 1997 Notes for publicly registered notes with substantially identical terms (including principal amount, interest rate, maturity, security and ranking). Prior to consummation of the 1997 Notes Offering, EchoStar contributed (the "Contribution") all of the outstanding capital stock of ESBC to DBS Corp. As a result of the Contribution, ESBC is a wholly-owned subsidiary of DBS Corp.

NEWS CORPORATION LITIGATION

       On February 24, 1997, EchoStar and The News Corporation Limited ("News") announced an agreement (the "News Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at 110DEG. West Longitude ("WL") purchased by MCI Communications Corporation ("MCI") for over $682 million at a Federal Communications Commission ("FCC") auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under the News Agreement.

       During May 1997, EchoStar initiated litigation alleging, among other things, breach of contract, failure to act in good faith, and other causes of action. News has denied all of EchoStar's material allegations and has asserted numerous counterclaims against EchoStar and its Chairman and Chief Executive Officer, Charles W. Ergen. While EchoStar is confident of its position and believes it will ultimately prevail, the litigation process could continue for many years and there can be no assurance concerning the outcome of the litigation.

                         DISH, LTD. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform with the current year presentation.

       Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include EchoStar, ESBC, Dish and all direct and indirect wholly-owned subsidiaries thereof. The Company's management refers readers of this Quarterly Report on Form 10-Q to EchoStar's Quarterly Report on Form 10-Q for the three and six months ended June 30, 1997.

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

CASH AND CASH EQUIVALENTS

       The Company considers all liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 1996 and June 30, 1997 principally consisted of money market funds, corporate notes and commercial paper; such balances are stated at cost which equates to market value.

INCOME TAXES

       Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires that the tax benefit of net operating losses ("NOLs") for financial reporting purposes be recorded as an asset and that deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets. To the extent that management assesses the realization of deferred tax assets to be less than "more likely than not," a valuation reserve is established. The Company has fully reserved the 1997 additions to its deferred tax assets.

                         DISH, LTD. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.   INVENTORIES

       Inventories consist of the following (in thousands):

                                                       DECEMBER 31,    JUNE 30,
                                                           1996          1997
                                                          -------    -----------
                                                                     (UNAUDITED)

       EchoStar Receiver Systems . . . . . . . . . . .    $32,799       $46,499
       DBS receiver components . . . . . . . . . . . .     15,736        15,201
       Consigned DBS receiver components . . . . . . .     23,525         2,681
       Finished goods - International. . . . . . . . .      3,491         4,181
       Finished goods - C-band . . . . . . . . . . . .        600           359
       Spare parts and other . . . . . . . . . . . . .      2,279         1,771
       Reserve for excess and obsolete inventory . . .     (5,663)       (7,649)
                                                          -------       -------
         . . . . . . . . . . . . . . . . . . . .          $72,767       $63,043
                                                          -------       -------
                                                          -------       -------

4.   COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

       The Company has entered into agreements with various manufacturers to purchase DBS satellite receivers and related components manufactured to its specifications. As of June 30, 1997, remaining commitments total approximately $141.7 million and the total of all outstanding purchase order commitments with domestic and foreign suppliers was $148.1 million. All of the purchases related to these commitments are expected to be made during 1997. The Company expects to finance these purchases from unrestricted cash and additional cash flows generated from sales of DISH Network programming and related DBS inventory. EchoStar expects that its 1997 purchases of DBS satellite receivers and related components will significantly exceed its existing contractual commitments. In addition to the above, EchoStar will expend $192.6 million between June 30, 1997 and the first quarter of 1998 to complete the construction phase (including applicable insurance) and launch of its third DBS satellite ("EchoStar III") and its fourth DBS satellite ("EchoStar IV").

OTHER RISKS AND CONTINGENCIES

       The Company is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

    ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY THE COMPANY OR BY OFFICERS, DIRECTORS OR EMPLOYEES OF THE COMPANY ACTING ON THE COMPANY'S BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM THE HISTORICAL RESULTS OF OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.
AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: THE UNAVAILABILITY OF SUFFICIENT CAPITAL ON SATISFACTORY TERMS TO FINANCE THE COMPANY'S BUSINESS PLAN; INCREASED COMPETITION FROM CABLE, DIRECT BROADCAST SATELLITE ("DBS"), OTHER SATELLITE SYSTEM OPERATORS, AND OTHER PROVIDERS OF SUBSCRIPTION TELEVISION SERVICES; THE INTRODUCTION OF NEW TECHNOLOGIES AND COMPETITORS INTO THE SUBSCRIPTION TELEVISION BUSINESS; INCREASED SUBSCRIBER ACQUISITION COSTS AND SUBSCRIBER PROMOTION SUBSIDIES; THE INABILITY OF THE COMPANY TO OBTAIN NECESSARY SHAREHOLDER AND BOND-HOLDER APPROVAL OF ANY STRATEGIC TRANSACTIONS; THE INABILITY OF THE COMPANY TO OBTAIN NECESSARY AUTHORIZATIONS FROM THE FEDERAL COMMUNICATIONS COMMISSION; GENERAL BUSINESS AND ECONOMIC CONDITIONS AND OTHER RISK FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN ADDITION TO STATEMENTS, WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS LABELED WITH THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," OR "INTENDS" TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, INVESTORS SHOULD CONSIDER THE RISKS DESCRIBED HEREIN.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996.

    REVENUE. Total revenue for the three months ended June 30, 1997 was $100.0 million, an increase of $30.6 million, or 44%, as compared to total revenue for the three months ended June 30, 1996 of $69.4 million. The increase in total revenue in 1997 was primarily attributable to DISH Network subscriber growth. As of June 30, 1997, the Company had approximately 590,000 DISH Network subscribers compared to approximately 70,000 at June 30, 1996. The Company expects this trend to continue as it adds additional DISH Network subscribers.

    The increase in total revenue for the three months ended June 30, 1997 was partially offset by a decrease in international and domestic sales of C-band satellite receivers and equipment. As was anticipated, domestic and international demand for C-band DTH products continued to decline during the second quarter of 1997; this decline is expected to continue for the foreseeable future. Consistent with the increases in total revenue during the three months ended June 30,1997, the Company experienced a corresponding increase in trade accounts receivable at June 30, 1997. The Company expects this trend to continue as the number of DISH Network subscribers increases, and as the Company develops additional channels of distribution for DISH Network equipment.

    Revenue from domestic sales of DTH products and technical services decreased $46.8 million, or 92%, to $4.1 million during the three months ended June 30, 1997. Domestically, the Company sold approximately 174,000 satellite receivers during the three months ended June 30, 1997, as compared to approximately 110,000 receivers sold during the comparable period in 1996.
 Of the total number of satellite receivers sold during the three months ended June 30, 1997, approximately 173,000 were EchoStar Receiver Systems. Although there was a significant increase in the number of satellite receivers sold in the second quarter of 1997 as compared to same quarter in 1996, overall revenue from domestic sales of DTH products decreased as a result of decreased prices charged for DBS receivers combined with the revenue recognition policy applied to DBS satellite receivers sold under the Company's promotions.

    Revenue from international sales of analog DTH products for the three months ended June 30, 1997 was $6.1 million, a decrease of $3.5 million, or 36%, as compared to the same period in 1996. This decrease was principally attributable to a decrease in the number of analog satellite receivers sold, combined with decreased prices on products sold. Internationally, the Company sold approximately 38,000 analog satellite receivers in the three months ended June 30, 1997, a decrease of 25%, compared to approximately 51,000 units sold during the comparable period of 1996. Overall, international demand for the Company's analog DTH products continued to decline in the second quarter of 1997 as a result of consumer anticipation of new international digital services. This international decline in demand for analog satellite receivers, which was expected by the Company, is similar to the decline which has occurred in the United States.

    To expand its presence in international markets, the Company has entered into distribution and consulting agreements with international digital service providers. In January 1997, the Company entered into an agreement (the "ExpressVu Agreement") with ExpressVu, Inc. ("ExpressVu") a majority owned subsidiary of BEC, Inc. ("Bell Canada"). The first phase of this agreement includes an initial order for 62,000 satellite receivers, and primary uplink integration payments, which combined are expected to exceed $40.0 million. Pursuant to the ExpressVu Agreement, the Company is assisting ExpressVu with the construction of a digital broadcast center for use in conjunction with ExpressVu's planned DTH service and will act as a distributor of satellite receivers and related equipment for ExpressVu's Canadian DTH service. Among other things, the Company has agreed not to provide DTH service in Canada and ExpressVu has agreed not to provide DTH service, including DBS service, in the U.S. The Company recognized revenues of approximately $11.9 million related to the ExpressVu Agreement during the three months ended June 30, 1997 (included within the "DTH products and technical services" caption in the Company's statements of operations). Additionally, in June 1997, Distribuidora de Television Digital S.A. ("Telefonica"), a DBS joint venture in Spain, selected the Company to supply digital set-top boxes for its satellite television service scheduled to launch in September 1997. Revenues from Telefonica's initial order of 100,000 digital set-top boxes are expected to approximate $40.0 million. The Company expects to begin delivery of set-top boxes to Telefonica in September 1997 and to fulfill approximately one-half of the contract during the remainder of 1997. The Company expects to fulfill the remainder of the contract during early 1998. While the Company continues to actively pursue other similar distribution opportunities, no assurance can be given that any such additional negotiations will be successful. Further, the Company's future revenue from the sale of DBS equipment and receivers in international markets depends largely on the success of the DBS operator in that country, which, in turn, depends on other factors, such as the level of consumer acceptance of DBS products and the intensity of competition for international subscription television subscribers. No assurance can be given regarding the level of expected future revenues which could be generated from the Company's alliances with these, and potentially other, foreign DBS operators.

    C-band programming revenue totaled $1.9 million for the three months ended June 30, 1997, a decrease of $1.3 million, or 40%, compared to the three months ended June 30, 1996. This decrease was primarily attributable to the industry-wide decline in demand for domestic C-band programming services. C-band programming revenue is expected to continue to decrease for the foreseeable future.

    DTH AND DISH NETWORK EXPENSES. DTH and DISH Network expenses for the three months ended June 30, 1997 aggregated $63.8 million, an increase of $1.7 million, or 3% compared to the same period in 1996. DTH products and technical services expenses decreased $39.4 million, or 69%, to $18.1 million for the three months ended June 30, 1997. These expenses include the costs of C-band systems and the costs of EchoStar Receiver Systems and related components sold prior to commencement of the Company's promotions.
Subscriber promotion subsidies aggregated $18.3 million for the three months ended June 30, 1997 and represent expenses associated with the Company's various promotions. DISH Network programming expenses totaled $25.8 million for the three months ended June 30, 1997 as compared to $1.7 million for the comparable period in 1996. The Company expects that DISH Network programming expenses will continue to increase in future periods in proportion to increases in the number of DISH Network subscribers. Such expenses, relative to related revenues, will vary based on the services subscribed to by DISH Network customers, the number and types of pay-per-view events purchased by subscribers, and the extent to which the Company is able to realize volume discounts from programming providers.

    C-band programming expenses totaled $1.5 million for the three months ended June 30, 1997, a decrease of $1.3 million, or 46%, as compared to the same period in 1996. This decrease is consistent with the decrease in C-band programming revenue. As previously described, demand for C-band DTH products continued to decrease as a result of the introduction and widespread consumer acceptance of DBS products and services.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses totaled $33.8 million for the three months ended June 30, 1997, an increase of $15.3 million as compared to the same period in 1996. SG&A expenses as a percentage of total revenue increased to 34% for the three months ended June 30,

1997 as compared to 27% for the same period in 1996. The increase in SG&A expenses was principally attributable to increased personnel expenses to support the growth of DISH Network service and increased expenses associated with the operation of the Company's digital broadcast center and DBS satellites (collectively the "EchoStar DBS System").

    EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. Earnings before interest, taxes, depreciation and amortization (including amortization of subscriber acquisition costs) ("EBITDA") was $2.4 million for the three months ended June 30, 1997, an improvement of $13.6 million, compared to negative EBITDA of $11.2 million during the same period of 1996. This improvement in EBITDA resulted from the factors affecting revenue and expenses discussed above.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the three months ended June 30, 1997 (including amortization of subscriber acquisition costs of $92,000 and $33.2 million for the three months ended June 30, 1996 and June 30, 1997, respectively), aggregated $45.9 million, an increase of $39.5 million, as compared to the same period 1996. The increase in depreciation and amortization expenses principally resulted from amortization of subscriber acquisition costs and depreciation expense associated with the Company's second DBS satellite, EchoStar II (placed in service during the fourth quarter of 1996).

    OTHER INCOME AND EXPENSE. Other expense, net totaled $16.3 million for the three months ended June 30, 1997, an increase of $7.6 million, as compared to the same period 1996. The increase in other expense in the second quarter of 1997 resulted primarily from an increase in interest expense associated with the continued accretion of the 1994 Notes combined with a decrease in the amount of 1994 Notes interest capitalized. Additionally, interest income decreased approximately $898,000 as a result of a decrease in invested balances.

    INCOME TAX BENEFIT. The decrease in the income tax benefit of $9.1 million (from $9.1 million for the three months ended June 30, 1996 to an income tax provision of $25,000 for the three months ended June 30, 1997) principally resulted from the Company's decision to fully reserve the second quarter addition to its net deferred tax asset. the Company's net deferred tax assets (approximately $62.0 million at June 30, 1997) relate to temporary differences for amortization of original issue discount on the 1994 Notes, net operating loss carryforwards, and various accrued expenses which are not deductible until paid. If future operating results differ materially and adversely from the Company's current expectations, its judgment regarding the magnitude of its reserve may change.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

    REVENUE. Total revenue for the six months ended June 30, 1997 was $171.4 million, an increase of $61.0 million, or 55%, as compared to total revenue for the six months ended June 30, 1996 of $110.4 million. The increase in total revenue in 1997 was primarily attributable to the introduction of the Company's DISH Network service during March 1996, combined with significant DISH Network subscriber growth since the launch of service.

    The increase in total revenue for the six months ended June 30, 1997 was partially offset by a decrease in international and domestic sales of C-band satellite receivers and equipment. The domestic and international demand for C-band DTH products continued to decline during the first half of 1997.

    Revenue from domestic sales of DTH products and technical services decreased $66.2 million, or 88%, to $8.8 million for the six months ended June 30, 1997. Domestically, the Company sold approximately 348,000 satellite receivers during the six months ended June 30, 1997, as compared to approximately 155,000 receivers sold during the comparable period of 1996.
Of the total number of satellite receivers sold during the six months ended June 30, 1997, approximately 345,000 were EchoStar Receiver Systems. Although there was a significant increase in the number of satellite receivers sold during the six months ended June 30, 1997 as compared to same period in 1996, overall revenue from domestic sales of DTH products decreased as a result of decreased prices charged for DBS satellite receivers combined with the revenue recognition policy applied to DBS satellite receivers sold under the Company's promotions.

    Revenue from international sales of analog DTH products for the six months ended June 30, 1997 totaled $13.0 million, a decrease of $9.3 million, or 42%, as compared to the same period in 1996. This decrease was directly attributable to a decrease in the number of analog satellite receivers sold, combined with decreased prices on products sold. Internationally, the Company sold approximately 91,000 analog satellite receivers during the six months ended June 30, 1997, a decrease of 28%, compared to approximately 126,000 units sold in the comparable period in 1996. As previously described, the Company also recognized revenues totaling $11.9 million during the six months ended June 30, 1997 related to the ExpressVu Agreement.

    C-band programming revenue totaled $4.1 million for the six months ended June 30, 1997, a decrease of $2.6 million, or 39%, compared to the six months ended June 30, 1996. This decrease was primarily attributable to the industry-wide decline in demand for domestic C-band programming services.

    DTH AND DISH NETWORK EXPENSES. DTH and DISH Network expenses for the six months ended June 30, 1997 aggregated $107.0 million, an increase of $8.9 million, or 9% compared to the same period in 1996. DTH products and technical services expense decreased $62.9 million, or 70%, to $27.3 million during the six months ended June 30, 1997. These expenses include the costs of C-band systems and the costs of EchoStar Receiver Systems and related components sold prior to commencement of the Company's promotions.
Subscriber promotion subsidies aggregated $31.1 million for the six months ended June 30, 1997. DISH Network programming expenses totaled $45.3 million for the six months ended June 30, 1997 as compared to $1.8 million for the comparable period in 1996. This increase is directly attributable to the increase in DISH Network subscribers at June 30, 1997 compared to June 30, 1996.

    C-band programming expenses totaled $3.3 million for the six months ended June 30, 1997, a decrease of $2.8 million, or 45%, as compared to the same period in 1996. This decrease is consistent with the decrease in C-band programming revenue.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses totaled $64.7 million for the six months ended June 30, 1997, an increase of $35.6 million as compared to the same period in 1996. SG&A expenses as a percentage of total revenue increased to 38% for the six months ended June 30, 1997 as compared to 26% for the same period in 1996. The increase in SG&A expenses was principally attributable to increased personnel expenses to support the growth of DISH Network service and increased expenses associated with the operation of the EchoStar DBS System. In future periods, the Company expects that SG&A expenses as a percentage of total revenue will decrease as subscribers are added.

    EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. EBITDA was negative $206,000 for the six months ended June 30, 1997, an improvement of $16.6 million, compared to negative EBITDA of $16.8 million for the same period in 1996. This improvement in negative EBITDA resulted from the factors affecting revenue and expenses discussed above.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the six months ended June 30, 1997 (including amortization of subscriber acquisition costs of $92,000 and $61.3 million for the six months ended June 30, 1996 and June 30, 1997, respectively) aggregated $86.6 million, an increase of $76.8 million, as compared to the same period 1996. The increase in depreciation and amortization expenses primarily was attributable to amortization of subscriber acquisition costs and depreciation expense associated with EchoStar II.

    OTHER INCOME AND EXPENSE. Other expense, net totaled $31.2 million for the six months ended June 30, 1997, an increase of $19.3 million, as compared to the same period 1996. The increase in other expense in the first half of 1997 resulted primarily from the continued accretion of the 1994 Notes combined with a decrease in the amount of 1994 Notes interest capitalized. Additionally, interest income decreased approximately $1.8 million as a result of a decrease in invested balances.

    INCOME TAX BENEFIT. The decrease in the income tax benefit of $14.0 million (from $13.9 million for the six months ended June 30, 1996 to an income tax provision of $44,000 for the six months ended June 30, 1997) principally resulted from the Company's decision to fully reserve the 1997 additions to its net deferred tax asset.

                         PART II - OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS

    On February 24, 1997, EchoStar Communications Corporation ("EchoStar") and The News Corporation Limited ("News") announced an agreement (the "News Agreement") pursuant to which, among other things, News agreed to acquire approximately 50% of the outstanding capital stock of EchoStar. News also agreed to make available for use by EchoStar the DBS permit for 28 frequencies at 110DEG. West Longitude ("WL") purchased by MCI Communications Corporation ("MCI") for over $682 million following a 1996 Federal Communications Commission ("FCC") auction. During late April 1997, substantial disagreements arose between the parties regarding their obligations under the News Agreement.

    On May 8, 1997, EchoStar filed a Complaint in the U.S. District Court for the District of Colorado (the "Court"), Civil Action No. 97-960, requesting that the Court confirm EchoStar's position and declare that News is obligated pursuant to the News Agreement to lend $200 million to EchoStar without interest and upon such other terms as the Court orders.

    On May 9, 1997, EchoStar filed a First Amended Complaint significantly expanding the scope of the litigation, to include breach of contract, failure to act in good faith, and other causes of action. EchoStar seeks specific performance of the News Agreement and damages, including lost profits based on, among other things, a jointly prepared a ten-year business plan showing expected profits for EchoStar in excess of $10 billion based on consummation of the transactions contemplated by the News Agreement.

    On June 9, 1997, News filed an answer and counterclaims seeking unspecified damages. News' answer denies all of the material allegations in the First Amended Complaint and asserts twenty defenses, including bad faith, misconduct and failure to disclose material information on the part of EchoStar and its Chairman and Chief Executive Officer, Charles W. Ergen. The counterclaims, in which News is joined by its subsidiary American Sky Broadcasting LLC ("AskyB") assert that EchoStar and Ergen breached their agreements with News and failed to act and negotiate with News in good faith. EchoStar has responded to News' answer and denied the allegations in their counterclaims. EchoStar also has asserted various affirmative defenses. EchoStar intends to diligently defend against the counterclaims. The parties are now in discovery. The case has been set for a five week trial commencing June 1, 1998, but that date could be postponed. The litigation process could continue for many years and there can be no assurance concerning the outcome of the litigation. An adverse decision could have a material adverse effect on EchoStar's financial position and results of operations.

    On April 25, 1997, EchoStar Satellite Corporation ("ESC") and Sagem, S.A. ("Sagem"), a French Corporation, executed a settlement and release agreement under which Sagem agreed to return the $10.0 million down payment made to Sagem and agreed to release the $15.0 million placed in escrow with a bank in connection with a manufacturing agreement entered into in April 1995. ESC and Sagem have released all claims against each other.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS


         27  Financial Data Schedule.


    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the second quarter of 1997.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        DISH, LTD.


                        By:  /s/ STEVEN B. SCHAVER
                             --------------------------------------
                             Steven B. Schaver
                             Chief Operating Officer and Chief Financial Officer (PRINCIPAL FINANCIAL OFFICER)


                        By:  /s/ JOHN R. HAGER
                             --------------------------------------
                             John R. Hager
                             Treasurer and Controller
                             (PRINCIPAL ACCOUNTING OFFICER)

Date:  August 14, 1997